Form 10-Q
period 2018-09-30
EdtechX Holdings Acquisition Corp.
filed 2018-11-19
CIK 1746468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

EDTECHX HOLDINGS ACQUISITION CORP.

(Exact Name of Registrant as Specified in Charter)

Delaware	001-38687	83-0570234
(State or Other Jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification No.)

c/o IBIS Capital Limited

22 Soho Square

London, W1D 4NS

United Kingdom

(Address of Principal Executive Offices) (Zip Code)

+44 207 070 7080

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 19, 2018, 7,906,250 shares of common stock, par value $0.0001 per share, were issued and outstanding.

EDTECHX HOLDINGS ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2018

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Balance Sheet as of September 30, 2018 (Unaudited)	1

	Condensed Statement of Operations for the three months ended September 30, 2018 and for period from May 15, 2018 (inception) through September 30, 2018 (Unaudited)	2

	Condensed Statement of Cash Flows for the period from May 15, 2018 (inception) through September 30, 2018 (Unaudited)	3

	Notes to Condensed Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	18

Item 6.	Exhibits	19

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EDTECHX HOLDINGS ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2018

Assets:
Current assets:
Cash	$24,134
Total current assets	24,134
Deferred offering costs associated with initial public offering	399,783
Total assets	$423,917

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$24,632
Accrued expenses	172,160
Note payable - related party	125,000
Advances from related party	85,322
Total current liabilities	407,114

Commitments

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Common stock, $0.0001 par value; 25,000,000 shares authorized; 1,581,250 shares issued and outstanding (1)	158
Additional paid-in capital	24,842
Subscription receivable	-
Accumulated deficit	(8,197)
Total stockholders’ equity	16,803
Total Liabilities and Stockholders’ Equity	$423,917

(1) This number includes up to 206,250 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On October 17, 2018, the underwriters exercised the over-allotment option in full; thus, these shares were no longer subject to forfeiture as of October 17, 2018.

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDTECHX HOLDINGS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For The Period From
	For The Three Months ended	May 15, 2018 (inception) through
	September 30, 2018	September 30, 2018
Formation and operating costs	$7,334	$8,197
Net loss	$(7,334)	$(8,197)

Weighted average shares outstanding, basic and diluted (1)	1,375,000	1,375,000

Basic and diluted net loss per share	$(0.01)	$(0.01)

(1) This number excludes an aggregate of up to 206,250 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On October 17, 2018, the underwriters exercised the over-allotment option in full; thus, these shares were no longer subject to forfeiture as of October 17, 2018.

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDTECHX HOLDINGS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE PERIOD FROM MAY 15, 2018 (INCEPTION) TO SEPTEMBER 30, 2018

Cash Flows from Operating Activities:
Net loss	$(8,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating costs paid by Sponsor	297
Changes in operating assets and liabilities:
Accounts payable	7,007
Net cash used in operating activities	(893)

Cash Flows from Financing Activities:
Proceeds from note payable issued to related parties	125,000
Proceeds from advances from related parties	85,025
Payment of offering costs	(184,998)
Net cash provided by financing activities	25,027

Net increase in cash	24,134

Cash - beginning of the period	-
Cash - end of the period	$24,134

Supplemental disclosure of noncash activities:
Deferred offering costs paid by Sponsor in exchange for common stock	$25,000
Deferred offering costs included in accrued expenses	$172,160
Deferred offering costs included in accounts payable	$17,625

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDTECHX HOLDINGS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

EdtechX Holdings Acquisition Corp. (the “Company”) was incorporated in Delaware on May 15, 2018. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company is focusing its search for target businesses in the education, training and education technology (“edtech”) industries. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. The Company’s sponsors are IBIS Capital Sponsor LLC and IBIS Capital Sponsor II LLC, each Delaware limited liability companies (the “Sponsors”).

As of September 30, 2018, the Company had not commenced any operations. All activity for the period from May 15, 2018 (inception) through September 30, 2018 relates to the Company’s formation and the Initial Public Offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on October 5, 2018. On October 10, 2018, the Company consummated its initial public offering (the “Initial Public Offering”) of 5,500,000 units (each, a “Unit” and collectively, the “Units”) at $10.00 per Unit, which is discussed in Note 3. On October 17, 2018, the Company consummated the closing of an additional 825,000 Units sold pursuant to the underwriters’ over-allotment option (“Over-allotment”).

Simultaneously with the closing of the Initial Public Offering and the Over-allotment, the Company consummated the private placement (“Private Placement”) of 3,780,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) in a private placement to the Sponsors, the underwriters and Azimut Enterprises Holdings S.r.l. and Cofircont Compagnia Fiduciaria S.r.l., (together, the “Azimut Investors”), generating gross proceeds of $3.78 million (Note 4).

The Initial Public Offering and Private Placement generated total gross proceeds of $63.25 million, and incurred offering costs of approximately $3.31 million, inclusive of $1.225 million in minimum deferred underwriting commissions (Note 5). Approximately $64.2 million ($10.15 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering, the Over-allotment and the sale of the Private Placement Warrants, is held in a trust account (“Trust Account”), located in the United States, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraph (d) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Upon the closing of the Initial Public Offering, the Over-allotment and the Private Placement, the Company had approximately $774,000 in cash held outside of the Trust Account.  The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete an initial Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account and the deferred underwriters’ discount) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

EDTECHX HOLDINGS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its “public stockholders”, the holders of the outstanding shares of its common stock, sold in the Initial Public Offering (each, a “Public Share”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion based on a variety of factors or if the Business Combination would otherwise require a vote. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account plus a pro rata share of interest income, less taxes payable. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the Business Combination is required by law, or the Company decides to obtain stockholder approval for business reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. The underwriters have also agreed to waive their rights to its deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period (defined below) and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

Notwithstanding the foregoing, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the common stock sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsors, officers and directors (the “initial stockholders”) have agreed not to propose an amendment to the Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to allow public shareholders to seek redemption of their Public Shares in connection with a business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their shares of common stock in conjunction with any such amendment.

The Company will have until 18 months from the consummation of the Initial Public Offering, or April 10, 2020, to complete an initial Business Combination, or 21 months from the consummation of the Initial Public Offering if (i) the Company has filed proxy solicitation or tender offer materials in compliance with Regulation 14A or Regulation 14E, respectively, of the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission relating to a proposed Business Combination within 18 months from the consummation of the Initial Public Offering and a Business Combination has not yet been consummated within such 18-month period and (ii) the last sales price of the Company’s common stock equals or exceeds the estimated per-share value of the amount in the trust Account on the 18-month anniversary of the consummation of Initial Public Offering for any 20 trading days within the 30 trading day period ending 17 months after the consummation of the Initial Public Offering (such time period referred to as the “Combination Period”). If the Company does not complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account (less up to $100,000 of interest to pay liquidation expenses and which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

EDTECHX HOLDINGS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The initial stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders should acquire Public Shares after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than $10.15 per share initially held in the Trust Account. The Company will seek to reduce the possibility that the Sponsors will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

The Sponsors agreed pursuant to a written agreement with the Company that, if the Company liquidates the Trust Account prior to the consummation of a Business Combination, they will be liable to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, the agreement entered into by the Sponsors specifically provides for two exceptions to the indemnity given: they will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account, or (2) as to any claims for indemnification by the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsors to reserve for such indemnification obligations and the Sponsors’ only assets are securities of the Company. Therefore, the Company believes it is highly unlikely that the Sponsors would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses. In the event that the proceeds in the Trust Account are reduced below $10.15 per public share and  the Sponsors assert that they are unable to satisfy their obligations (such as if they claim they do not have sufficient funds to satisfy such indemnification obligations), or that they have no indemnification obligations related to a particular claim at all, the Company’s independent directors would determine whether to take legal action against the Sponsors to enforce such indemnification obligations. It is possible that the Company’s independent directors in exercising their business judgment may choose not to do so in any particular instance. If the independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to the public stockholders may be reduced below $10.15 per share.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period from May 15, 2018 (inception) through September 30, 2018 are not necessarily indicative of the results that may be expected through December 31, 2018.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the prospectus filed by the Company with the SEC on October 5, 2018 and with the audited balance sheet included in the Form 8-K filed by the Company with the SEC on October 16, 2018.

EDTECHX HOLDINGS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period excluding shares subject to forfeiture. Weighted average shares as of September 30, 2018 was reduced for the effect of an aggregate of 206,250 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. On October 17, 2018, these shares were no longer subject to forfeiture. At September 30, 2018, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2018, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Use of Estimates

The preparation of financial statement in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

EDTECHX HOLDINGS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Deferred offering Costs

Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering, which were charged to stockholders’ equity upon the completion of the Initial Public Offering in October 2018.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

As of September 30, 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal or state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The provision for income taxes was deemed to be immaterial.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3 — Initial Public Offering

The Company sold 5,500,000 and 825,000 Units at a price of $10.00 per Unit in the Initial Public Offering and Over-allotment on October 10, 2018 and October 17, 2018, respectively, (or 6,325,000 Units in aggregate). Each Unit consists of one share of common stock, and one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4 — Related Party Transactions

Founder Shares

On May 15, 2018, IBIS Capital Sponsor LLC purchased 1,437,500 shares (the “Founder Shares”) of the Company’s common stock, par value $0.0001 for an aggregate price of $25,000. On August 3, 2018, the Company effected a stock dividend of 0.1 shares for each outstanding share, resulting in the initial stockholders holding an aggregate of 1,581,250 founders’ shares. The initial stockholders had agreed to forfeit up to 206,250 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. On October 17, 2018, the over-allotment option was exercised in full. Accordingly, no Founder Shares will be forfeited.

EDTECHX HOLDINGS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until (1) with respect to 50% of the Founder Shares, the earlier of six months after the completion of the initial Business Combination and the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination, and (2) with respect to the remaining 50% of the Founder Shares, six months after the date of the consummation of the Initial Business Combination, or earlier, in either case, if, subsequent to the Initial Business Combination, the Company consummate a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

Concurrently with the closing of the Initial Public Offering and the Over-allotment, the Sponsors, the underwriters and Azimut Investors purchased an aggregate of 3,780,000 Private Placement for $3.78 million in the Private Placement.

Each Private Placement Warrant is exercisable for one share of common stock at a price of $11.50 per share. The proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the purchasers or their permitted transferees.

The purchasers of the Private Placement Warrants have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Related Party Loans and Advances

On June 26, 2018, IBIS Capital Sponsor LLC agreed to loan the Company an aggregate of up to $125,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of September 30, 2019 or the completion of the Initial Public Offering. As of September 30, 2018, the Note was fully outstanding. In addition to this Note, the Company had received additional advances of $85,322 from the Sponsor for expenses. The Note of $125,000 was repaid in full on October 10, 2018, and the advances from related party of $85,322 still remains outstanding.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

Administrative Support Agreement

The Company agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay IBIS Capital Limited, an affiliate of certain of the Company’s officers and directors, a total of $10,000 per month for certain general and administrative services, including office space, utilities and administrative support.

EDTECHX HOLDINGS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Forward Purchase Agreements

The Azimut Investors have also entered into a contingent forward purchase agreement (“Forward Purchase Agreement”) with the Company to purchase, in a private placement to occur concurrently with the consummation of the initial Business Combination, up to 2,000,000 Units at $10.00 per Unit (or up to an aggregate purchase price of $20 million), on substantially the same terms as the sale of units in the Initial Public Offering. The exact number of Units to be purchased by the Azimut Investors will be determined by the Company, in the Company’s sole discretion, based on the Company’s capital needs in connection with the Business Combination. This agreements is independent of the percentage of stockholders electing to redeem their Public Shares and may provide the Company with an increased minimum funding level for the initial Business Combination. The contingent Forward Purchase Agreement is subject to conditions, including the Azimut Investors giving the Company their irrevocable written consent to purchase the Units no later than five days after the Company notifies them of the Company’s intention to hold a board meeting to consider entering into a definitive agreement for a proposed Business Combination. The Azimut Investors granting their consent to the purchase is entirely within their sole discretion. Accordingly, if they do not consent to the purchase, they will not be obligated to purchase the Units.

Note 5 — Commitments & Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of common stock) pursuant to a registration rights agreement to be signed on or before the date of the prospectus for the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Agreements with Underwriters

Over-allotment option

The Company granted the underwriters a 45-day option from the date of this prospectus to purchase up to 825,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. As of September 30, 2018, the over-allotment option had not been exercised yet. On October 15, 2018, the underwriters notified the Company that they were exercising their over-allotment option in full to purchase an additional 825,000 Units. The closing of the sale of Units pursuant to the over-allotment option was consummated on October 17, 2018.

Underwriting discount

The underwriters were entitled to an underwriting discount of $0.25 per unit, or up to approximately $1.58 million in the aggregate, paid upon the closing of the Initial Public Offering and the Over-allotment.  In addition, $0.35 per unit, or approximately $2.21 million in the aggregate upon closing of the underwriters’ over-allotment option will be payable to the underwriters for deferred underwriting commissions. The deferred underwriting commissions will be subject to reduction pro rata with conversion of Public Shares in the Business Combination, provided that in no case shall the deferred underwriting commissions be less than $1.225 million. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 6 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 25,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. On August 3, 2018, the Company effected a stock dividend of 0.1 shares for each outstanding share of common stock, resulting in the initial stockholders holding an aggregate of 1,581,250 founders’ shares. As of September 30, 2018, there were 1,581,250 shares of common stock outstanding. Of these, an aggregate of up to 206,250 shares subject to forfeiture to the Company by the Sponsors for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part. As the underwriters in the Initial Public Offering have exercised their over-allotment option in full on October 17, 2018, no shares will be forfeited by the Sponsor.

EDTECHX HOLDINGS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2018, there were no shares of preferred stock issued or outstanding.

Warrants— Public Warrants may only be exercised for a whole number of shares. The Public Warrants will become exercisable on the later of  (a) completion of a Business Combination or (b) 12 months from the closing of the Proposed Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the common stock issuable upon exercise of the warrants is not effective within 90 days following the consummation of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Proposed Offering, except that such warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and will not be redeemable by the Company, in each case so long as they are still held by the initial purchasers or their permitted transferees. Additionally, the Private Placement Warrants purchased by the underwriters will not contain the adjustment feature described below relating to issuances of additional shares of common stock for capital raising purposes in connection with an initial Business Combination.

The Company may call the Public Warrants for redemption (except with respect to the Private Placement Warrants), in whole and not in part, at a price of $0.01 per warrant:

●	at any time after the warrants become exercisable,
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the reported last sale price of the shares of common stock equals or exceeds $16.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations or as described below), for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. In addition, except in the case of the Private Placement Warrants purchased by the underwriters, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of an initial Business Combination at an issue price or effective issue price of less than $9.50 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an initial Business Combination, and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates an initial Business Combination (such price, the “Market Value”) is below $9.50 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Value, and the $16.50 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 165% of the Market Value.

EDTECHX HOLDINGS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In no event will the Company be required to net cash settle the warrants shares. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Unit Purchase Options—Upon closing of the Initial Public Offering, the Company sold to Chardan Capital Markets, LLC and I-Bankers Securities, Inc., the joint book-running managers of the Initial Public Offering, for $100, options to purchase an aggregate of 250,000 units exercisable at $12.00 per unit (or an aggregate exercise price of $3 million) upon the closing of the Initial Public Offering. The units issuable upon exercise of these options are identical to the Units being offered in the Initial Public Offering except that the warrants underlying the units issuable upon exercise of the purchase options will not contain the adjustment feature described in Note 6 relating to issuances of additional shares of common stock for capital raising purposes in connection with an initial Business Combination. The purchase options may be exercised for cash or on a cashless basis, at the holder’s option, at any time during the period commencing on the later of the 180thday after the effective date of the registration statement and the closing of the initial Business Combination and terminating on the fifth anniversary of such effectiveness date. Notwithstanding anything to the contrary, Chardan Capital Markets, LLC as representative of the underwriters, agreed that neither it nor its designees will be permitted to exercise the option or the warrants underlying the option after the five year anniversary of the effective date of the registration statement. The Company accounted for the fair value of the unit purchase option, inclusive of the receipt of a $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The Company estimated that the fair value of these unit purchase options is approximately $1.62 million (or approximately $6.47 per unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option to be granted to the underwriters is estimated as of October 10, 2018 using the following assumptions: (1) expected volatility of 83.99%, (2) risk-free interest rate of 3.05% and (3) expected life of five years. To date, the proceed for the unit purchase option was not yet received.

The options and such units purchased pursuant to the options, as well as the shares of common stock underlying such units, the warrants included in such units and the shares that are issuable upon exercise of the warrants included in such units have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement of which this prospectus forms a part pursuant to FINRA Rule 5110(g)(1). Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement of which this prospectus forms a part, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statement of which this prospectus forms a part except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners. The options grant to holders, subject to certain exceptions, demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement relating to the Initial Public Offering with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the options. The Company will bear all fees and expenses attendant to registering the securities for one demand right and unlimited piggyback rights, other than underwriting commissions, which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the options may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. However, the options will not be adjusted for issuances of ordinary shares at a price below its exercise price. The Company will have no obligation to net cash settle the exercise of the purchase options or the warrants underlying the purchase options. The holder of the purchase options will not be entitled to exercise the purchase options or the warrants underlying the purchase options unless a registration statement covering the securities underlying the purchase options is effective or an exemption from registration is available. If the holder is unable to exercise the purchase options or underlying warrants, the purchase options or warrants, as applicable, will expire worthless.

Note 7 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except as disclosed elsewhere in these financial statements, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “EdtechX Holdings Acquisition Corp.” “our,” “us” or “we” refer to EdtechX Holdings Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated Delaware on May 15, 2018 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although we are not limited to a particular industry or sector for purposes of consummating a Business Combination, we are focusing our search for target businesses in the education, training and education technology (“edtech”) industries. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. Our sponsors are IBIS Capital Sponsor LLC and IBIS Capital Sponsor II LLC, each Delaware limited liability companies (the “Sponsors”).

The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on October 5, 2018. On October 10, 2018, we consummated the Initial Public Offering of 5,500,000 units (each, a “Unit” and collectively, the “Units”) at $10.00 per Unit. On October 17, 2018, we consummated the closing of an additional 825,000 Units sold pursuant to the underwriters’ over-allotment option (“Over-allotment”). Each Unit consists of one share of common stock, and one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering and the Over-allotment, we consummated the private placement (the “Private Placement”) of 3,780,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds of approximately $3.78 million. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share.

The sale of Units and Private Placement Warrants generated gross proceeds of $67.03 million, and incurred offering costs of approximately $3.31 million, inclusive of $1.225 million in minimum deferred underwriting commissions. Approximately $64.2 million ($10.15 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering, the Over-allotment and the sale of the Private Placement Warrants, was held in a trust account (“Trust Account”), located in the United States, and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, the Over-allotment and the Private Placement, although substantially all of the net proceeds are intended to be applied toward consummating an initial Business Combination.

We will have until 18 months from the consummation of the Initial Public Offering, or April 10, 2020, to complete an initial Business Combination, or 21 months from the consummation of the Initial Public Offering if (i) we have filed proxy solicitation or tender offer materials in compliance with Regulation 14A or Regulation 14E, respectively, of the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission relating to a proposed Business Combination within 18 months from the consummation of the Initial Public Offering and a Business Combination has not yet been consummated within such 18-month period and (ii) the last sales price of our common stock equals or exceeds the estimated per-share value of the amount in the trust Account on the 18-month anniversary of the consummation of Initial Public Offering for any 20 trading days within the 30 trading day period ending 17 months after the consummation of the Initial Public Offering (such time period referred to as the “Combination Period”). If we do not complete a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account (less up to $100,000 of interest to pay liquidation expenses and which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As indicated in the accompanying unaudited condensed financial statements, at September 30, 2018, we had approximately $24,000 in cash, and working capital deficit of approximately $383,000. Upon closing of the Initial Public Offering the Over-allotment and the Private Placement, we had approximately $774,000 held outside of the Trust Account.

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the founders’ shares, and the loan from our initial stockholders in an aggregate amount of $125,000. As of September 30, 2018, the Note was fully outstanding. In addition to this Note, we had received additional advances of $85,322 from our Sponsor for expenses. The Note of $125,000 was repaid in full on October 10, 2018, and the advances from related party of $85,322 still remains outstanding.

Results of Operations

Our entire activity since inception up to September 30, 2018 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2018 and for the period from May 15, 2018 (inception) through September 30, 2018, we had net loss of approximately $7,300 and $8,200, respectively, which consisted solely of formation and operating costs.

Related Party Transactions

Founder Shares

On May 15, 2018, IBIS Capital Sponsor LLC purchased 1,437,500 shares (the “Founder Shares”) of our common stock, par value $0.0001 for an aggregate price of $25,000. On August 3, 2018, we effected a stock dividend of 0.1 shares for each outstanding share, resulting in the initial stockholders holding an aggregate of 1,581,250 founders’ shares. The initial stockholders had agreed to forfeit up to 206,250 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. On October 17, 2018, the over-allotment option was exercised in full. Accordingly, no Founder Shares will be forfeited by the Sponsor.

The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until (1) with respect to 50% of the Founder Shares, the earlier of six months after the completion of the initial Business Combination and the date on which the closing price of our common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination, and (2) with respect to the remaining 50% of the Founder Shares, six months after the date of the consummation of the Initial Business Combination, or earlier, in either case, if, subsequent to the Initial Business Combination, we consummate a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

Concurrently with the closing of the Initial Public Offering and the Over-allotment, the Sponsors, the underwriters and Azimut Investors purchased an aggregate of 3,780,000 Private Placement for $3.78 million in the in a private placement.

Each Private Placement Warrant is exercisable for one share of common stock at a price of $11.50 per share. The proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If we do not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the purchasers or its permitted transferees.

The purchasers of the Private Placement Warrants have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Related Party Loans and Advances

On June 26, 2018, IBIS Capital Sponsor LLC agreed to loan us an aggregate of up to $125,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of September 30, 2019 or the completion of the Initial Public Offering. As of September 30, 2018, the Note was fully outstanding. In addition to this Note, we had received additional advances of $85,322 from the Sponsor for expenses. The Note of $125,000 was repaid in full on October 10, 2018, and the advances from related party of $85,322 still remains outstanding.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

Administrative Support Agreement

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of our consummation of a Business Combination and its liquidation, to pay IBIS Capital Limited, an affiliate of certain of our officers and directors, a total of $10,000 per month for certain general and administrative services, including office space, utilities and administrative support.

Forward Purchase Agreements

The Azimut Investors have also entered into a contingent forward purchase agreement (“Forward Purchase Agreement”) with us to purchase, in a private placement to occur concurrently with the consummation of the initial Business Combination, up to 2,000,000 Units at $10.00 per Unit (or up to an aggregate purchase price of $20 million), on substantially the same terms as the sale of units in the Initial Public Offering. The exact number of Units to be purchased by the Azimut Investors will be determined by us, in our sole discretion, based on our capital needs in connection with the Business Combination. This agreement is independent of the percentage of stockholders electing to redeem their Public Shares and may provide us with an increased minimum funding level for the initial Business Combination. The contingent Forward Purchase Agreement is subject to conditions, including the Azimut Investors giving us their irrevocable written consent to purchase the Units no later than five days after we notifiy them of our intention to hold a board meeting to consider entering into a definitive agreement for a proposed Business Combination. The Azimut Investors granting their consent to the purchase is entirely within their sole discretion. Accordingly, if they do not consent to the purchase, they will not be obligated to purchase the Units.

Contractual Obligations

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of common stock) pursuant to a registration rights agreement to be signed on or before the date of the prospectus for the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

Agreements with Underwriters

Over-allotment option

We granted the underwriters a 45-day option to purchase up to 825,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. As of September 30, 2018, the over-allotment option had not been exercised yet. On October 15, 2018, the underwriters notified us that they were exercising their over-allotment option in full to purchase an additional 825,000 Units. The closing of the sale of Units pursuant to the over-allotment option was consummated on October 17, 2018.

Underwriting discount

The underwriters were entitled to an underwriting discount of $0.25 per unit, or up to approximately $1.58 million in the aggregate, paid upon the closing of the Initial Public Offering and the Over-allotment. In addition, $0.35 per unit, or approximately $2.21 million in the aggregate upon closing of the underwriters’ over-allotment option will be payable to the underwriters for deferred underwriting commissions. The deferred underwriting commissions will be subject to reduction pro rata with conversion of Public Shares in the Business Combination, provided that in no case shall the deferred underwriting commissions be less than $1.225 million. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2018, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds or in certain money market funds that invest solely in direct US government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2018 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

In May 2018, we issued 1,437,500 shares of common stock to our initial stockholders for $25,000 in cash, at a purchase price of approximately $0.02 per share, in connection with our organization. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”). On August 3, 2018, we effected a stock dividend of 0.1 shares for each outstanding share, resulting in our initial stockholders holding an aggregate of 1,581,250 founders’ shares.

On October 10, 2018, we consummated our Initial Public Offering of 5,500,000 units, each consisting of one share of common stock and one warrant to purchase one share of common stock for $11.50 per share. Simultaneously with the consummation of the Initial Public Offering, we consummated the private placement of 3,450,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating total proceeds of $3,450,000. On October 17, 2018, we consummated the closing of an additional 825,000 units sold pursuant to the underwriters’ over-allotment option. Simultaneously with the consummation of the closing of the over-allotment option, we also consummated the sale of an additional 330,000 Private Placement Warrants, generating total proceeds of $330,000. The issuances of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Chardan Capital Markets, LLC and I-Bankers Securities, Inc. acted as joint book running managers for the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-227257). The Securities and Exchange Commission declared the registration statement effective on July 2, 2018.

The Private Placement Warrants are identical to the Warrants sold in the Initial Public Offering, except that the Private Placement Warrants are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial stockholders or their permitted transferees. The purchasers of the Private Placement Warrants have agreed (A) to vote any shares of common stock held by them in favor of any proposed business combination, (B) not to convert any such shares of common stock into the right to receive cash from the trust account in connection with a shareholder vote to approve the Company’s proposed initial business combination or sell any shares of common stock in a tender offer in connection with a proposed initial business combination and (C) that any shares of common stock they own shall not participate in any liquidating distribution upon winding up if a business combination is not consummated within the required time period. Additionally, the initial stockholders have agreed not to transfer, assign or sell any of the Private Placement Warrants (except to certain permitted transferees) until the completion of our initial business combination.

Of the gross proceeds received from the Initial Public Offering (including the over-allotment option) and private placement of Private Placement Warrants, $64,198,750 (or $10.15 per share sold in the Initial Public Offering, including from the over-allotment option) was placed in the Trust Account.

Total offering costs amounted to approximately $3.3 million, consisting of $1.225 million of minimum deferred underwriting discount, approximately $1.58 million of underwriting fees and approximately $10,000 of other costs. In addition, upon closing of the Initial Public Offering, approximately $774,000 of cash was held outside of the Trust Account and is available for working capital purposes.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 19th day of November, 2018.

EDTECHX HOLDINGS ACQUISITION CORP.

By:	/s/ Benjamin Vedrenne-Cloquet
	Name:	Benjamin Vedrenne-Cloquet
	Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rory Henson
	Name:	Rory Henson
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)