Form 10-K
period 2018-12-31
EdtechX Holdings Acquisition Corp.
filed 2019-04-01
CIK 1746468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

Commission File Number 001-38563

EDTECHX HOLDINGS ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	38687
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

c/o IBIS Capital Limited, 22 Soho Square, London, United Kingdom	W1D 4NS
(Address of principal executive offices)	(zip code)

+44 207 070 7080

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units, each consisting of one share of common stock and one redeemable warrant	The NASDAQ Stock Market LLC
Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC
Redeemable warrants, each exercisable for one share of common stock at a price of $11.50 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s shares of common stock were not publicly traded. Accordingly, there was no market value for the registrant’s shares of common stock on such date.

As of March 29, 2019, 7,906,250 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

EDTECHX HOLDINGS ACQUISITION CORP.

FORM 10-K

i

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to EdtechX Holdings Acquisition Corp.

We are a blank check company incorporated Delaware on May 15, 2018 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). Although we are not limited to a particular industry or sector for purposes of consummating a Business Combination, we are focusing our search for target businesses in the education, training and education technology (“edtech”) industries. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies.

The registration statement for our initial public offering was declared effective on October 5, 2018. On October 10, 2018, we consummated the initial public offering of 5,500,000 units (each, a “Unit” and collectively, the “Units”) at $10.00 per Unit. On October 17, 2018, we consummated the closing of an additional 825,000 Units sold pursuant to the underwriters’ over-allotment option at $10.00 per Unit. Each Unit consists of one share of common stock, and one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the initial public offering and the over-allotment option, we consummated the private placement (the “Private Placement”) of 3,780,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to our sponsors and other investors, generating gross proceeds of $3.78 million. Each Private Placement Warrant is exercisable for one share of common stock at a price of $11.50 per share.

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

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement of Private Placement Warrants, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of the initial public offering and the private placement of Private Placement Warrants are intended to be applied generally toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this annual report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, and our other stockholders may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. We may also determine to engage the services of professional firms or other individuals that specialize in business acquisitions on a formal basis, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our existing officers, directors or initial stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction). If we decide to enter into a business combination with a target business that is affiliated with our officers, directors or initial stockholders, we will do so only if we have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to the limitations that a target business have a fair market value of at least 80% of the balance in the Trust Account (excluding deferred underwriting fees and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operation;

●	growth potential;

●	brand recognition and potential;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of the products, processes or services;

●	existing distribution and potential for expansion;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

●	impact of regulation on the business;

●	regulatory environment of the industry;

●	costs associated with effecting the business combination;

●	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and

●	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding deferred underwriting fees and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, only the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Lack of Business Diversification

Our business combination must be with a target business or businesses that collectively satisfy the minimum valuation standard at the time of such acquisition, as discussed above, although this process may entail the simultaneous acquisitions of several operating businesses at the same time. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. In the case of a tender offer, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination.

Conversion Rights

At any meeting called to approve an initial business combination, public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively, we may provide our public stockholders with the opportunity to sell their shares of common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 20% or more of the shares sold in this offering. Such a public stockholder would still be entitled to vote against a proposed business combination with respect to all shares owned by him or his affiliates. We believe this restriction will prevent stockholders from accumulating large blocks of shares before the vote held to approve a proposed business combination and attempt to use the conversion right as a means to force us or our management to purchase their shares at a significant premium to the then current market price. By limiting a stockholder’s ability to convert no more than 20% of the shares sold in this offering, we believe we have limited the ability of a small group of stockholders to unreasonably attempt to block a transaction which is favored by our other public stockholders.

Our initial stockholders, officers and directors will not have conversion rights with respect to any shares of common stock owned by them, directly or indirectly.

We may also require public stockholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. Any proxy solicitation materials that we furnish to stockholders in connection with the vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement through the vote on the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. Under Delaware law and our bylaws, we are required to provide at least 10 days advance notice of any stockholder meeting, which would be the minimum amount of time a stockholder would have to determine whether to exercise conversion rights.

There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the tendering broker $45 and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise conversion rights to tender their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share delivered his certificate in connection with an election of their conversion and subsequently decides prior to the vote on the business combination not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

Our amended and restated certificate of incorporation provides that we will have only until April 10, 2020 to complete our initial business combination (or July 10, 2020 if (i) we have filed proxy solicitation or tender offer materials in compliance with Regulation 14A or Regulation 14E, respectively, of the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission relating to a proposed business combination by April 10, 2020 and a business combination has not yet been consummated by such date and (ii) the last sales price of our common stock equals or exceeds the estimated per-share value of the amount in the trust account on April 10, 2020 for any 20 trading days within the 30 trading day period ending March 10, 2020). We will publish the estimated per-share amount in trust on or prior to February 10, 2020 so that investors are aware of the price that must be achieved to obtain the additional three month extension.

If we do not complete a business combination by the time periods set forth above, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In connection with our redemption of 100% of our outstanding public shares for a portion of the funds held in the trust account, each holder will receive a full pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our taxes payable on such funds, less up to $100,000 of interest to pay liquidation expenses and which interest shall be net of taxes payable (subject in each case to our obligations under Delaware law to provide for claims of creditors). At such time, the warrants will expire, holder of warrants will receive nothing upon a liquidation with respect to such warrants and the warrants will be worthless.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete a business combination within the prescribed time frame, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our deadline and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We will seek to have all third parties (including any vendors or other entities we engage) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, the underwriters, who have not waived their rights to indemnification provided by us under the underwriting agreement, or other third parties whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our sponsors have agreed that they will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, the agreement entered into by our sponsors specifically provides for two exceptions to the indemnity given: they will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims for indemnification by the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. As a result, we cannot assure you that the per-share distribution from the trust account, if we liquidate the Trust Account because we have not completed a business combination within the required time period, will not be less than $10.15.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.15 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.15 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsors assert that they are unable to satisfy their indemnification obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsors to enforce such indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf to enforce these indemnification obligations, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.15 per share.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.15 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within the required time period, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the required time period or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights and followed the procedures described above and as detailed in the applicable proxy or tender offer materials. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;

●	our obligation to convert or repurchase shares of common stock held by our public stockholders may reduce the resources available to us for a business combination;

●	our obligation to pay the underwriters in our initial public offering deferred underwriting commissions of an aggregate fee of up to 3.5% of the gross proceeds of the offering upon consummation of our initial business combination; and

●	our outstanding warrants and unit purchase options, and the potential future dilution they represent.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect each of our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of a business combination.

ITEM 1A. RISK FACTORS

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If we are unable to consummate a business combination, our public stockholders may be forced to wait before receiving distributions from the trust account.

We must complete an initial business combination by April 10, 2020 (or July 10, 2020 if (i) we have filed proxy solicitation or tender offer materials in compliance with Regulation 14A or Regulation 14E, respectively, of the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission relating to a proposed business combination by April 10, 2020 and a business combination has not yet been consummated by such date and (ii) the last sales price of our common stock equals or exceeds the estimated per-share value of the amount in the trust account on April 10, 2020 for any 20 trading days within the 30 trading day period ending March 10, 2020). We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought to convert or sell their shares to us. Only after the expiration of this full time period will public security holders be entitled to distributions from the trust account if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their public shares or warrants, potentially at a loss.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination.

We will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our public stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described elsewhere in this prospectus. Accordingly, it is possible that we will consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination we consummate.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 25,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. The issuance of additional shares of common stock or preferred stock will not reduce the per-share conversion amount in the trust account, but:

●	may significantly reduce the equity interest of investors in this offering;

●	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our common stock;

●	may cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

If we incur indebtedness, our lenders will not have a claim on the cash in the trust account and such indebtedness will not decrease the per-share conversion amount in the trust account.

If the net proceeds of this offering not being held in trust are insufficient, we may be unable to complete a business combination.

If we use all of the funds held outside of the trust account, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our initial stockholders, officers or directors or their affiliates to operate or may be forced to liquidate. Our initial stockholders, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount that they deem reasonable in their sole discretion for our working capital needs. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into private warrants at a price of $1.00 per private warrant. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment.

If third parties bring claims against us, the proceeds held in Trust could be reduced and the per-share redemption price received by shareholders may be less than $10.15.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. If we are unable to complete a business combination and distribute the proceeds held in trust to our public stockholders, our sponsors have agreed (subject to certain exceptions described elsewhere in this prospectus) that they will be liable to ensure that the proceeds in the trust account are not reduced below $10.15 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, we have not asked our sponsors to reserve for such indemnification obligations and our sponsors’ only assets are securities of our company. Therefore, we believe it is highly unlikely that our sponsors would be able to satisfy such obligations if they are required to do so. Therefore, the per-share distribution from the trust account may be less than $10.15, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public stockholders at least $10.15.

Our directors may decide not to enforce our sponsors’ indemnification obligations, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below $10.15 per public share and our sponsors assert that they are unable to satisfy their obligations (such as if they claim they do not have sufficient funds to satisfy such indemnification obligations), or that they have no indemnification obligations related to a particular claim at all, our independent directors would determine whether to take legal action against our sponsors to enforce such indemnification obligations. It is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.15 per share.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

If we have not completed a business combination within the time period described in this annual report, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of $100,000 of interest to pay liquidation expenses and net of franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after expiration of the time we have to complete an initial business combination, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

If we do not file and maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the warrants, holders will only be able to exercise such warrants on a “cashless basis.”

If we do not file and maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of shares of common stock that holders will receive upon exercise of the warrants will be fewer than it would have been had such holder exercised his warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the shares of common stock issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to file and maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced or the warrants may expire worthless.

An investor will only be able to exercise a warrant if the issuance of shares of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the shares of common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. If the shares of common stock issuable upon exercise of the warrants are not registered or qualified or exempt from registration or qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then outstanding warrants.

Our warrants are in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of at least a majority of the then outstanding warrants (including the private warrants) in order to make any change that adversely affects the interests of the registered holders.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if

(i)	we issue additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.50 per share of common stock,

(ii)	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination, and

(iii)	the volume weighted average trading price of our common stock during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.50 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the Market Value, and the $16.50 per share redemption trigger price of our warrants will be adjusted to be equal to 165% of the Market Value. This may make it more difficult for us to consummate an initial business combination with a target business.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. In addition, none of our officers is required to commit any specified amount of time to our affairs and, accordingly, our officers will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel after a business combination, however, cannot presently be ascertained. Although some of our key personnel may serve in senior management or advisory positions following a business combination, it is likely that most, if not all, of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

While we intend to focus our search for target businesses in the education, training and edtech industries, we may consummate a business combination with a target business in any geographic location or industry we choose. We cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a business combination.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors are officers and/or directors of other companies and will not commit their full time to our affairs. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of our initial business combination. The foregoing could have a negative impact on our ability to consummate our initial business combination.

Our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

Our officers and directors have waived their right to convert their founders’ shares or any other shares purchased in this offering or thereafter, or to receive distributions from the trust account with respect to their founders’ shares upon our liquidation if we are unable to consummate a business combination. Accordingly, the shares acquired prior to this offering, as well as the private warrants, will be worthless if we do not consummate a business combination.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations to other companies. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial business combination. Additionally, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business.

Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities have been approved for listing on Nasdaq, a national securities exchange. We cannot assure you that our securities will continue to be listed on Nasdaq in the future prior to an initial business combination. Additionally, in connection with our initial business combination, it is likely that Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our shares of common stock are “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our common stock and warrants will be listed on Nasdaq, our units, common stock and warrants will be covered securities. If we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) in 2023, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our outstanding shares of common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period. As an emerging growth company, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares of common stock less attractive because we may rely on these provisions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

We may only be able to complete one business combination with the proceeds of this offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

It is likely we will consummate a business combination with a single target business, although we have the ability to simultaneously acquire several target businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

The ability of our stockholders to exercise their conversion rights or sell their shares to us in a tender offer may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our business combination requires us to use substantially all of our cash to pay the purchase price for the target business, because we will not know how many stockholders may exercise conversion rights or seek to sell their shares to us in a tender offer, we may need to arrange third party financing to help fund our business combination. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

In connection with any vote to approve a business combination, we will offer each public stockholder the option to vote in favor of a proposed business combination and still seek conversion of his, her or its shares.

In connection with any vote to approve a business combination, we will offer each public stockholder (but not our initial stockholders, officers or directors) the right to have his, her or its shares of common stock converted to cash (subject to the limitations described herein) regardless of whether such stockholder votes for or against such proposed business combination. This ability to seek conversion while voting in favor of our proposed business combination may make it more likely that we will consummate a business combination.

If we seek stockholder approval of our initial business combination and you or a “group” of stockholders are deemed to hold in excess of 20% of our shares of common stock, you will lose the ability to convert all such shares in excess of 20% of our shares of common stock.

If we seek stockholder approval of our initial business combination, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking conversion rights with respect to more than an aggregate of 20% of the shares sold in this offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination. Additionally, since you cannot convert your Excess Shares, you must either continue to hold the Excess Shares or sell them in open market transactions, potentially at a loss.

In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with any stockholder meeting called to approve a proposed initial business combination, each public stockholder will have the right, regardless of whether he is voting for or against such proposed business combination, to demand that we convert his shares into a pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. We may require public stockholders who wish to convert their shares in connection with a proposed business combination to either (i) tender their certificates (if any) to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holders’ option, in each case prior to a date set forth in the tender offer documents or proxy materials sent in connection with the proposal to approve the business combination. In order to obtain a physical share certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical share certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

If, in connection with any stockholder meeting called to approve a proposed business combination, we require public stockholders who wish to convert their shares to comply with specific requirements for conversion, such converting stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public stockholders who wish to convert their shares to comply with specific delivery requirements for conversion and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares of common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek conversion may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of this offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval or engaging in a tender offer in connection with any proposed business combination may delay the consummation of such a transaction. Additionally, our outstanding warrants and unit purchase options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

We may need to seek additional financing to consummate an initial business combination or for continuing operations. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our initial stockholders, officers, directors or shareholders is required to provide any financing to us in connection with or after a business combination.

Our outstanding warrants and unit purchase options may have an adverse effect on the market price of our shares of common stock and make it more difficult to effect a business combination.

We have outstanding warrants to purchase 5,500,000 shares of common stock and the Private Placement Warrants to purchase 3,780,000 shares of common stock. We may also issue other warrants to our initial stockholders, officers, directors or their affiliates in payment of working capital loans made to us. We also issued unit purchase options to purchase up to 250,000 units which if exercised will result in the issuance of 250,000 shares and warrants to purchase an additional 250,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and unit purchase options may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and unit purchase options could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants (excluding the private warrants and any warrants issued in payment of working capital loans made to us, to the extent they are held by the initial purchasers or their permitted transferees) at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the shares of common stock equals or exceeds $16.50 per share (subject to adjustment) for any 20 trading days within a 30 trading-day period ending on the third business day prior to proper notice of such redemption provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this prospectus have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant (including any warrants held by our officers or directors or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

If our security holders exercise their registration rights, it may have an adverse effect on the market price of our shares of common stock and the existence of these rights may make it more difficult to effect a business combination.

Our initial stockholders are entitled to make a demand that we register their founder shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, the holders of the Private Placement Warrants and any warrants our officers, directors, or their affiliates may be issued in payment of working capital loans made to us are entitled to demand that we register the resale of the Private Placement Warrants and any other warrants we issue to them (and the underlying shares of common stock) commencing at any time after we consummate an initial business combination. The presence of these additional shares of common stock trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the shareholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our shares of common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act, as amended, or the Investment Company Act. Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act.

If we are nevertheless deemed to be an investment company under the Investment Company Act, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

If we do not conduct an adequate due diligence investigation of a target business, we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

We must conduct a due diligence investigation of the target businesses we intend to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business, this diligence may not reveal all material issues that may affect a particular target business, and factors outside the control of the target business and outside of our control may later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our shares of common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

We will only be required to obtain a fairness opinion with respect to the target business that we seek to acquire if it is an entity that is affiliated with any of our officers, directors or initial stockholders. In all other instances, we will have no obligation to obtain an opinion. Accordingly, investors will be relying solely on the judgment of our board of directors in approving a proposed business combination.

Resources could be spent researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and may require that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2019. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or shareholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares of common stock.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at a given annual meeting only a minority of the board of directors may be considered for election. Since our “staggered board” may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Because we must furnish our stockholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards, we will not be able to complete a business combination with prospective target businesses unless their financial statements are prepared in accordance with U.S. generally accepted accounting principles.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as promulgated by the International Accounting Standards Board (IASB), or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. We will include the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. Additionally, to the extent we furnish our shareholders with financial statements prepared in accordance with IFRS, such financial statements will need to be audited in accordance with U.S. GAAP at the time of the consummation of the business combination. These financial statement requirements may limit the pool of potential target businesses we may acquire.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

There may be tax consequences to our business combinations that may adversely affect us.

While we expect to undertake any merger or acquisition so as to minimize taxes both to the acquired business and/or asset and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes.

Recently enacted tax reform legislation in the U.S. could adversely affect our business and financial condition following a business combination.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes under the Tax Act include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after July 2, 2018, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings, a limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), a limitation of the deduction for net operating losses to 80% of current year taxable income and the elimination of net operating loss carrybacks, a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of orphan drugs). The overall impact of the Tax Act is uncertain, and it could make completing a business combination with us less appealing than with companies in other countries. In addition, it is uncertain if and to what extent various states will conform to the Tax Act and what effect any legal challenges will have on the Tax Act, including litigation in the U.S. and international challenges brought by organizations such as the World Trade Organization. The impact of the Tax Act on holders of our securities is also uncertain and could be adverse. Investors should consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our securities.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, certain members of our management team will likely resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with our laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues, which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. The economies in developing markets differ from the economies of most developed countries in many respects. Such economic growth has been uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

We maintain executive offices at 22 Soho Square, London, W1D 4NS, United Kingdom, pursuant to an agreement with IBIS Capital Limited, an affiliate of certain of our officers and directors. The cost for this space is included in the aggregate $10,000 per-month fee we pay to such entity for office space and administrative services. We believe, based on rents and fees for similar services, that the fee charged by IBIS Capital Limited is at least as favorable as we could have obtained from an unaffiliated entity. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, common stock and warrants are listed on the Nasdaq Capital Market (“Nasdaq”) under the symbols EDTXU, EDTX and EDTXW, respectively. Our units commenced public trading on October 5, 2018 and the common stock and warrants commenced separate public trading on October 17, 2018.

Holders

As of March 29, 2019, there were 1 holder of record of our units, 7 holders of record of our common stock and 9 holders of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

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

Chardan Capital Markets, LLC and I-Bankers Securities, Inc. acted as joint book running managers for the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-227257). The Securities and Exchange Commission declared the registration statement effective on October 5, 2018.

The Private Placement Warrants are identical to the Warrants sold in the Initial Public Offering, except that the Private Placement Warrants are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial stockholders or their permitted transferees. Additionally, the purchasers of the Private Placement Warrants have agreed not to transfer, assign or sell any of the Private Placement Warrants (except to certain permitted transferees) until the completion of our initial business combination.

Of the gross proceeds received from the initial public offering (including the over-allotment option) and private placement of Private Placement Warrants, $64,198,750 (or $10.15 per share sold in the initial public offering, including from the over-allotment option) was placed in the trust account.

Total offering costs amounted to approximately $3.3 million, including $1.225 million of minimum deferred underwriting discount, approximately $1.58 million of underwriting fees and approximately $510,000 of other costs. In addition, upon closing of the initial public offering, approximately $774,000 of cash was held outside of the trust account and was available for working capital purposes.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account not previously released to us (less taxes payable and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay our income taxes, if any. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions, and pursue our growth strategies.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a business combination.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “EdtechX Holdings Acquisition Corp.” “our,” “us” or “we” refer to EdtechX Holdings Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on October 5, 2018. On October 10, 2018, we consummated the Initial Public Offering of 5,500,000 units (each, a “Unit” and collectively, the “Units”) at $10.00 per Unit. On October 17, 2018, we consummated the closing of an additional 825,000 Units sold pursuant to the underwriters’ over-allotment option (“Over-allotment”) at $10.00 per Unit. Each Unit consists of one share of common stock, and one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering and the Over-allotment, we consummated the private placement (the “Private Placement”) of 3,780,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds of $3.78 million. Each Private Placement Warrant is exercisable for one share of common stock at a price of $11.50 per share.

The sale of Units and Private Placement Warrants generated gross proceeds of $67.03 million, and we incurred offering costs of approximately $3.31 million, inclusive of $1.225 million in minimum deferred underwriting commissions. Approximately $64.2 million ($10.15 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering, the Over-allotment and the sale of the Private Placement Warrants, was held in a trust account (“Trust Account”), located in the United States, and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

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

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at December 31, 2018, we had approximately $667,000 in cash, and working capital of approximately $609,000, and approximately $318,000 of interest available to pay for our tax obligations.

Our liquidity needs have been satisfied to date through the receipt of $25,000 from the sale of the founders’ shares, and the loan from our initial stockholders in an aggregate amount of $125,000,  advances of approximately $85,000 from our Sponsor for expenses, and the net proceeds from the sale of Private Placement Warrants not held in the Trust Account. The Note of $125,000 was repaid in full on October 10, 2018, and the advances from related party of approximately $85,000 still remains outstanding.

Results of Operations

Our entire activity since inception up to December 31, 2018 was in preparation for our formation and the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a business combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the period from May 15, 2018 (inception) through December 31, 2018, we had net income of approximately $52,000, which consisted of approximately $318,000 in interest earned on investments and marketable securities held in Trust Account, offset by approximately $156,000 in general and administrative costs, approximately $54,000 in franchise tax expenses and approximately $55,000 in income tax expenses.

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

Related Party Loans and Advances

On June 26, 2018, IBIS Capital Sponsor LLC agreed to loan us an aggregate of up to $125,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of September 30, 2019 or the completion of the Initial Public Offering. In addition to this Note, we had received additional advances of approximately $85,000 from the Sponsor for expenses. The Note of $125,000 was repaid in full on October 10, 2018, and the advance from related party of approximately $85,000 still remains outstanding.

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

We incurred and paid $30,000 in expenses in connection with the aforementioned arrangements with the related parties and recorded in general and administrative expenses in the Statement of Operations for the period from May 15, 2018 (inception) through December 31, 2018.

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

Critical Accounting Policy

Common Stock Subject to Possible Redemption

We account for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as shareholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption at the redemption amount is presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to the initial public offering and the identification and evaluation of prospective acquisition targets for a business combination. We have neither engaged in any operations nor generated any revenues. Following our initial public offering, we invested the funds held in the Trust Account invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

At December 31, 2018, approximately $64.5 million was held in the Trust Account for the purposes of consummating a business combination. If we complete a business combination prior to April 10, 2020, the funds in the Trust Account will be used to pay for the business combination, redemptions of common stock, if any, minimum deferred underwriting compensation of $1.225 million and accrued expenses related to the business combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 16 of this Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Charles McIntyre	49	Executive Chairman of the Board and Chief Investment Officer
Benjamin Vedrenne-Cloquet	41	Chief Executive Officer and Director
Rory Henson	28	Chief Financial Officer
Peter C. Davis	63	Director
Zelmira Koch Polk	41	Director
Vincent Camerlynck	56	Director
Marcelo G. Di Rosa	57	Director

Charles McIntyre has served our Executive Chairman of the Board since our formation and Chief Investment Officer since August 2018. Mr. McIntyre is the Chief Executive Officer of IBIS Capital Limited, an investment and advisory firm that he co-founded in 2003. He has been responsible for leading the executive team and the overall strategy of the firm. Mr. McIntyre has over 25 years of experience of building businesses in a number of industry sectors including edtech, media and financial services. During the course of his career he has been a member of the boards of a range of entrepreneurial companies in the media and education sectors. Mr. McIntyre began his career with the investment banking arm of Apax Partners, one of the world’s leading independent private equity firms, where he helped build the company’s media franchise. In 1998, together with other senior management, he spun off the investment banking arm of Apax Partners. Over the next two years the business was built up into a pan-European investment bank operating with offices in 7 countries with 140 people before being sold for in excess of $200m. In 2006, together with IBIS Capital and other partners, Mr. McIntyre formed a long/short global hedge fund focused on the media sector, which during his 6 year period as a partner generated returns of approximately 53% (note Mr. McIntyre was not one of the fund managers). In 2013, together with Mr. Vedrenne-Cloquet, Mr. McIntyre co-founded EdTech Global to build a conference and research business focused on the education technology and training, that now operates thought leadership events in Europe, Asia and Africa. Mr. McIntyre is involved in a number of other initiates including as a Governor of the National Institute of Economic and Social Research, which is a world renowned independent research institute based in the UK. He is Chairman of Learnlight, a technology focused provider of training to corporate customers across the globe. Mr. McIntyre is also Chairman of Immerse, a leading entrepreneurial company focused on the use of virtual reality. He is also a founder of the EdTech Global Foundation, which seeks to improve life outcomes through education. Mr. McIntyre holds an honours degree in Economics and Philosophy from the London School of Economics.

We believe Mr. McIntyre is well qualified to serve as a director due to his contacts and business experience.

Benjamin Vedrenne-Cloquet has served as our Chief Executive Officer since our formation. Mr. Vedrenne-Cloquet has served as Operating Partner at IBIS Capital Limited since January 2013. In 2013, Mr. Vedrenne-Cloquet co-founded EdTech Global with Charles McIntyre. Mr. Vedrenne-Cloquet is also Chair of the London Edtech Week and Asia Edtech Week, serves as advisory board member for SXSW EDU, one of the largest conferences in Education in the U.S., and is a regular commentator in the international business press (such as Forbes, CNBC and Le Monde) on education technology matters. Mr. Vedrenne-Cloquet has over 17 years of operational, investment and advisory experience in the Media, Advertising and Education industries, with a particular focus on digital transition and international expansion situations. From 2008 to 2012, he served as EMEA Head of Corporate Development, Strategy and New Ventures for Turner International, the international TV division of Time Warner ((NYSE: TWX). While there, Mr. Vedrenne-Cloquet led the expansion of a portfolio of thematic TV channels (CNN, Cartoon Network, TNT), kids entertainment brands, consumer products and joint ventures spanning 25 countries. As Global Digital Lead for Turner International, he also led the expansion of the group’s portfolio of digital brands and new ventures across various content verticals (News, Kids, Sports, Lifestyle). Mr. Vedrenne-Cloquet previously held various senior executive positions including general management, business development, finance and strategy functions at publicly listed media and communication groups including Omnicon (NYSE: OMC), Modern Times Group (NASDAQ OMX- MTGA) and Lagardere (EPA: MMB), where he has been involved in turnaround and restructuring situations, as well as roll ups and international development in both large and small divisions. During his career, Mr. Vedrenne-Cloquet has been directly involved in the execution of many cross border transactions ranging from M&A, greenfield investments, divestments, strategic partnerships, joint ventures, minority investments and licensing deals. Mr. Vedrenne-Cloquet started his career in New York City to launch Planet Finance (now Positive Planet), a micro finance NGO, working directly with its founder. Mr. Jacques Attali, a former Special Advisor and counsellor to various French Republic Presidents. Mr. Vedrenne-Cloquet is a Trustee of the Board of CFBL, an international French Bilingual School in London where he is member of the Technology, Finance and Special Needs committees. In 2018, the school ranked 1st in a global competition for math attainment for ages 10 to 14. Mr. Vedrenne-Cloquet graduated summa cum laude from Babson College (USA), holds a master degree from ESCP Europe (France) and an executive education certificate from London Business School (UK).

We believe Mr. Vedrenne-Cloquet is well qualified to serve as a director due to his contacts and business experience.

Rory Henson has served as our Chief Financial Officer since August 2018. Mr. Henson has served as Vice President of IBIS Capital since October 2012 where he focuses on education and healthcare coverage. He is also a founding member of EdTech Global and has helped the firm expand its business model into the healthcare sector. From June 2011 to September 2012, Mr. Henson was an investment banking analyst with Jefferies & Co. focusing on companies in the technology, media, telecommunications and business services sectors. Mr. Henson received a Bachelor of Science in Accounting & Finance from the University of Bristol in the United Kingdom.

Peter C. Davis has served as a director since July 2018. Mr. Davis is a Senior Advisor at Boston Consulting Group (BCG) in the New York Office. He joined BCG in May 2013 and serves education, information services and private equity clients. Prior to joining BCG, Mr. Davis served as a Senior Advisor for McKinsey & Company from 2011 to 2012. From 2007 to 2010, Mr. Davis served as President of McGraw-Hill Education, and before that, EVP of Global Strategy and Development for The McGraw-Hill Companies. Under his leadership at McGraw, the education business launched market leading digital learning platforms in both higher education and the K-12 space, as well as launching the top classroom assessment offerings in the market. In the corporate strategy role he initiated a 5-year plan to transform the company’s portfolio from being a diversified media company into a focused financial information provider. Over the period the company’s stock rose five fold. Since leaving McGraw, Mr. Davis has been advising education companies across for profit and not-for-profit sectors on a global basis. His current work at BCG focuses on building digital learning platforms, assessment technologies and classroom teaching practices that generate dramatic increases in student outcomes and instructor productivity. Mr. Davis is also a core member of the firm’s private equity practice where he works on deals and portfolio company assignments in education and information services. In addition to this role, he is a Senior Fellow focused on Digital Transformation at The Conference Board in New York, where he serves members on how to advance their data, analytic and technology agendas. Mr. Davis also currently serves on several boards, including Greenwich Associates and the Equality Charter School located in New York City. Prior to line management experience at McGraw-Hill, Mr. Davis served in various senior consulting roles at The MAC Group, in Cambridge and Booz Allen & Hamilton, where he rose to become a senior partner and practice leader in the New York office. He did his undergraduate studies in History and English at Rutgers College, where he was a Henry Rutgers Scholar, captain of the track and cross country teams and won All America honors in cross country. He subsequently earned an MBA, with honors, from the Johnson School of Management at Cornell University.

We believe Mr. Davis is well qualified to serve as a director due to his contacts and business experience, as well as his experience on other public company boards and committees.

Zelmira Koch Polk has served as a director since July 2018. Ms. Polk is a senior business executive with extensive experience building and turning around education businesses internationally. She has worked in finance, crisis communications and management consulting with specialization in the education and healthcare sectors. She has particular skills entering new geographic markets and adapting businesses to regulatory and cultural demands. Ms. Polk is a founding partner of the Hearth Education Advisors which was formed in December 2010 and has served as a Managing Director of the Hearth since September 2011. The Hearth is a think-tank and education advisory group with offices in India, UK and Ireland. It works with the public and private sector internationally on all aspects of education, setting up education institutions, accreditation systems and businesses. The Hearth works closely with the investor community and has extensive experience in education finance. Ms. Polk is a certified Diploma Non-Executive Director from the Institute of Directors and has served on the board of directors of ARFA Röhrenwerke AG, a Swiss steel company, since April 2012, CambioScience, a Cambridge based online professional training and accreditation group, since September 2017, and on the governing board of Beavers School in Hounslow (UK) since December 2017. Prior to the Hearth, Ms. Polk founded and ran the international division of Chartwell Education Group (2007-2009), an education-consulting group created by the former U.S. Secretary of education and his chief of staff. Chartwell specialized in working with public and private sector clients to build and restructure education institutions and businesses in the U.S. and internationally. Ms. Polk oversaw all aspects of international operations from business development to daily management of engagements with clients in Europe, Eastern Europe, Caucasus, Middle East, India and South America. Ms. Polk built high-level relationships with government and industry leaders advising on the creation of schools, universities, education systems and technology adaptation. She facilitated, structured and negotiated joint ventures, acquisitions and was an advisor to private equity and family offices looking to set up education funds or make investments in the space. Prior to Chartwell, Ms. Polk worked for the Dilenschneider Group (2004-2006), a leading crisis management and corporate public relations firm in New York. While at Dilenschneider, Ms. Polk oversaw crisis communications accounts for governments and corporate Fortune 50 clients. Ms. Polk developed communications strategies, corporate identity positioning, and communication analysis and crisis impact for firms in industries ranging from finance, energy and media to international governments and foundations. While at Dilenschneider, she built and managed communications for the World Business Forum NYC. Ms. Polk started her business career as an associate analyst at Credit Suisse First Boston, London in the M&A Media Telecoms division and working with the World Economic Forum on their session programming and speaker program. Ms. Polk is very involved with a variety of organizations focused on crisis and conflict prevention, resolution. She was on the international advisory council of the International Crisis Group (2006-14), vice-president and board member of the One Bright World Foundation (2007-12) and advisory board of Oxford Weidenfeld-Hoffman Scholarship and Leadership Trust (2007-15). Ms. Polk studied International Business majoring in economics and languages at University College London and European Business School.

We believe Ms. Polk is well qualified to serve as a director due to her contacts and business experience.

Vincent Camerlynck has served as a director since July 2018. Mr. Camerlynck has served as a Senior Advisor at Research and Investment Relations firm, Inbound Capital, since August 2017. He also founded WME Asset Management Consulting in November 2015. Mr. Camerlynck also currently holds Independent Non-Executive Director positions on the Boards of Haitong Bank (since November 2016), a banking division of Chinese firm Haitong Securities (SHA: 600837), C Worldwide Asset Management (since September 2017), an asset management company in Denmark with over $15 billion of assets under management and Capfi Delen Asset Management (since March 2017), an asset manager in Belgium ranked within top 50 asset managers in Europe by Morningstar. He serves on a number of Committees including Risk, Corporate Governance, Internal Audit and Remuneration. He is a member of the Global Advisory Board of the Financial Services Division of Roland Berger, a leading global strategy consulting firm with over 2,400 employees and presence in 34 countries. Mr. Camerlynck started his career in New York where he developed the Institutional Equity franchise for the leading Belgian investment bank Petercam before joining HSBC Investment Bank in London in 1990 where he was heading the international sales team. He joined Goldman Sachs in 1998, where he became a Managing Director and co-headed the Paris Equity business. Mr. Camerlynck transitioned to the asset management industry in 2005 and joined BNP Paribas Asset Management as a member of the Executive Committee with global responsibility for Business Development. He contributed to the deep transformation of the company which significantly expanded its global footprint and doubled its AUM within a five-year period. He also served as the CEO of the UK business before relocating to Hong Kong where he became the CEO for Asia Pacific in 2013. During his tenure, he strengthened the company’s strategic positioning across the region with particular focus on China, India, Japan and Australia. Mr. Camerlynck holds the Non-Executive Director Diploma awarded by Pearson/FT in London, a Postgraduate Degree in International Relations (LSE/UK), a Post graduate Degree in Economics (UCL/Belgium), and a Masters Degree in Law (KUL/Belgium).

We believe Mr. Camerlynck is well qualified to serve as a director due to his contacts and business experience.

Marcelo G. Di Rosa has served as a director since July 2018. Mr. Di Rosa is an entrepreneur in the areas of IT and Education. He is currently the CEO of Atlantic Technologies, a successful IT service company based in Milan and London. He also co-founded the International Schools of Como (ISC) in Italy in September 2002 to provide for the education of his own children and local community alike and has been affiliated with that entity since that time. The ISC was one if the first schools in Italy to be certified and to provide an educational program based on the International Baccalaureate (IB). Subsequently, in September 2013, he co-founded the International School of Ticino, in Lugano Switzerland. Mr. Di Rosa served as a Board member and president of the company until the transfer of ownership to an international group in May 2017. In September 1997, Mr. Di Rosa founded Atlantic Technologies, the company helps clients accomplish their business goals by adapting to new ways of managing their business, reaching out and serving their customers, through the use of innovative technologies, such as Salesforce and Oracle in a variety of sectors from Education to Industrial international customers. Prior to Atlantic Technologies, Mr. Di Rosa held a number of senior executive positions software and technology companies. He was the VP at Oracle Corporation (NYSE: ORCL) for continental Europe helping the company with the integration of newly acquired Peoplesoft/JDEdwards business as well as with the transition of Oracle from a technology focus company to a Technology & Business Application provider. Prior to Oracle, Mr. Di Rosa worked for Siebel Systems, as MD Southern Europe, from 1996 to 1997. Siebel Systems, a Silicon Valley company, was one of the largest software companies at the time in the area of CRM (Customer Relationship Management) with clients in the telecom, utilities and banking sectors. Prior to Siebel Systems, Mr. Di Rosa was the Managing Director for South Europe of JDEdwards inc, a Denver Based, ERP software company, from 1990 to 1996. Prior to his European position, Mr. Di Rosa worked in the United States from 1983 to 1990 for JDEdwards in a variety of positions, including launching their International partnership program, opening and running the East-Coast, product development and services. Mr. Di Rosa studied Economics at UADE in Buenos Aires and holds a Masters in International Affairs from Columbia University.

We believe Mr. Di Rosa is well qualified to serve as a director due to his contacts and business experience.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Messrs. Camerlynck and Di Rosa, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Mr. Davis and Ms. Polk, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Messrs. McIntyre and Vedrenne-Cloquet, will expire at the third annual meeting.

Director Independence

Our board has determined that each of Messrs. Davis, Camerlynck and Di Rosa and Ms. Polk is an “independent director” under the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Audit Committee

Effective October 5, 2018, we established an audit committee of the board of directors, in accordance with Section 3(a)(58)(A) of the Exchange Act, which consists of Messrs. Camerlynck, Davis and Di Rosa, each of whom is an independent director under Nasdaq’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under Nasdaq’s listing standards. In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Camerlynck qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Effective October 5, 2018, we established a nominating committee of the board of directors, which consists of Mr. Di Rosa and Ms. Polk, each of whom is an independent director under Nasdaq’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background, and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Compensation Committee

Effective October 5, 2018, we established a compensation committee of the board of directors, which consists of Messrs. Davis and Camerlynck and Ms. Polk, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

Code of Ethics

Effective October 5, 2018, we adopted a code of ethics that applies to all of our executive officers, directors, and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2018, all filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

No executive officer has received any cash compensation for services rendered to us. Commencing October 5, 2018, we pay IBIS Capital Limited, an affiliate of certain of our officers and directors, a fee of $10,000 per month for providing us with office space and certain administrative services. However, this arrangement is solely for our benefit and is not intended to provide to our executive officers or directors compensation in lieu of a salary.

Other than the $10,000 per month administrative fee, no compensation or fees of any kind, including finder’s, consulting fees, and other similar fees, will be paid to our initial shareholders, members of our management team, or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations, as well as traveling to and from the offices, plants, or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management, or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. The amount of such compensation may not be known at the time of a shareholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this annual report by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. The following table does not reflect record of beneficial ownership of the warrants included in the units offered in the IPO or the Private Placement Warrants as these warrants are not exercisable within 60 days of the date hereof.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Shares
Charles McIntyre	1,156,250	(2)	14.6%
Benjamin Vedrenne-Cloquet	1,156,250	(2)	14.6%
Rory Henson	0	(3)	0%
Peter C. Davis	0	(3)	0%
Zelmira Koch Polk	0	(3)	0%
Vincent Camerlynck	0	(3)	0%
Marcelo G. Di Rosa	0	(4)	0%
IBIS Capital Sponsor LLC	416,000		5.3%
IBIS Capital Sponsor II LLC	740,250		9.4%
Azimut Enterprises Holdings S.r.l.	125,000		1.6%
Cofircont Compagnia Fiduciaria S.r.l.	262,500		3.3%
All directors and executive officers as a group (seven individuals)	1,156,250	(2)	14.6%
Boothbay Absolute Return Strategies LP (5) 810 7th Avenue, Suite 615 New York, NY 10019-5818	499,527		6.3%
Polar Asset Management Partners Inc. (6) 401 Bay Street, Suite 1900, PO Box 19 Toronto, Ontario M5H 2Y4, Canada	400,000		5.1%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is 22 Soho Square, London, W1D 4NS, United Kingdom.

(2)	Includes shares held by our sponsors. Each of Messrs. McIntyre and Vedrenne-Cloquet is a managing member of such entities and accordingly share voting and dispositive power over the shares held by such entities.
(3)	Does not include any shares held by IBIS Capital Sponsor LLC or IBIS Capital Sponsor II LLC. Mr. Henson is a member of IBIS Capital Sponsor II LLC and Messrs. Davis and Camerlynck and Ms. Polk are members of IBIS Capital Sponsor LLC.
(4)	Does not include any shares held by Cofircont Compagnia Fiduciaria S.r.l. of which Mr. Di Rosa is affiliated.
(5)	Represents shares underlying units held by Boothbay Absolute Return Strategies LP, a Delaware limited partnership (the “Fund”), which is managed by Boothbay Fund Management, LLC, a Delaware limited liability company (the “Adviser”). The Adviser, in its capacity as the investment manager of the Fund, has the power to vote and the power to direct the disposition of all Units held by the Fund. Ari Glass is the Managing Member of the Adviser. The business address of the Fund, the Adviser and Mr. Glass is 810 7th Avenue, Suite 615, New York, NY 10019-5818. The foregoing information is derived from a Schedule 13G/A filed on February 14, 2019.
(6)	The business address of Polar Asset Management Partners Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada. The information is derived from a Schedule 13G filed on February 11, 2019.

All of the Founders’ Shares outstanding prior to our IPO have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (1) with respect to 50% of the founders’ shares, the earlier of six months after the date of the consummation of our initial business combination and the date on which the closing price of our shares of common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the founders’ shares, sis months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their shares for cash, securities or other property.

During the escrow period, the holders of the Founders’ Shares will not be able to sell or transfer their securities except for transfers, assignments or sales (i) to our initial stockholders, officers, directors, consultants or their affiliates, (ii) to an initial stockholder’s members upon its liquidation, (iii) to relatives and trusts for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, or (vii) in connection with the consummation of our initial business combination, by private sales at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi) or with our prior consent) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions,  but will retain all other rights as our shareholders, including, without limitation, the right to vote their shares and the right to receive cash dividends, if declared. If dividends are declared and payable in shares, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the Founders’ Shares.

Messrs. McIntyre and Vedrenne-Cloquet and our Sponsors are our “promoters,” as that term is defined under the federal securities laws.

Equity Compensation Plans

As of December 31, 2018, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In May 2018, we issued 1,437,500 shares of common stock to our initial stockholders for $25,000 in cash, at a purchase price of approximately $0.02 per share, in connection with our organization. On August 3, 2018, we effected a stock dividend of 0.1 shares for each outstanding share, resulting in our initial stockholders holding an aggregate of 1,581,250 founders’ shares.

All of the founders’ shares were be placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (1) with respect to 50% of the founders’ shares, the earlier of six months after the date of the consummation of our initial business combination and the date on which the closing price of our shares of common stock equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the founders’ shares, six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares for cash, securities or other property. The holders of the founders’ shares have agreed (A) to vote any shares owned by them in favor of any proposed business combination, (B) not to convert any shares in connection with a stockholder vote to approve a proposed initial business combination or any amendment to our charter documents prior to consummation of an initial business combination or sell any shares to us in a tender offer in connection with a proposed initial business combination and (C) that the founders’ shares shall not participate in any liquidating distribution from the trust account upon winding up if a business combination is not consummated.

Our Sponsors, Azimut Enterprises Holdings S.r.l. and Cofircont Compagnia Fiduciaria S.r.l. (the “Azimut Investors”) and Chardan Capital Markets, LLC as representative of the underwriters in the initial public offering purchased an aggregate of 3,780,000 Private Placement Warrants for a total purchase price of $3,780,000. The Private Placement Warrants are identical to the public warrants except that the Private Placement Warrants: (i) will not be redeemable by us and (ii) may be exercised for cash or on a cashless basis so long as they are held by the initial purchasers or any of their permitted transferees. The initial purchasers have agreed not to transfer, assign or sell any of the Private Placement Warrants and underlying securities (except to certain permitted transferees) until the completion of our initial business combination.

The Azimut Investors also entered into contingent forward purchase agreements with us to purchase, in a private placement to occur concurrently with the consummation of our initial business combination, up to 2,000,000 of our units at $10.00 per unit (or up to an aggregate purchase price of $20,000,000), on substantially the same terms as the sale of units in the initial public offering. The exact number of units to be purchased by the Azimut Investors will be determined by us, in our sole discretion, based on our capital needs in connection with the business combination. These agreements are independent of the percentage of stockholders electing to redeem their public shares and may provide us with an increased minimum funding level for the initial business combination. The contingent forward purchase agreements are subject to conditions, including the Azimut Investors giving us their irrevocable written consent to purchase the units no later than five days after we notify them of our intention to hold a board meeting to consider entering into a definitive agreement for a proposed business combination. The Azimut Investors granting their consent to the purchase is entirely within their sole discretion. Accordingly, if they do not consent to the purchase, they will not be obligated to purchase the units.

In order to meet our working capital needs following the consummation of our initial public offering, our initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment.

The holders of our founders’ shares, as well as the holders of the Private Placement Warrants and any warrants our initial stockholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), will be entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the founders’ shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the private warrants and warrants issued in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

We issued an unsecured promissory note on June 26, 2018 evidencing an aggregate principal amount of $125,000 loaned to us by our initial stockholders. The note was non-interest bearing and payable on the earlier of (i) September 30, 2019, (ii) the consummation of the initial public offering or (iii) the abandonment of the initial public offering. The note was repaid upon consummation of our initial public offering. In addition to this note, we had received additional advances of approximately $85,000 from our initial stockholders for expenses.

IBIS Capital Limited, an affiliate of certain of our officers and directors, has agreed that, commencing on October 5, 2018 through the earlier of our consummation of our initial business combination or our liquidation, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We have agreed to pay IBIS Capital Limited an aggregate of $10,000 per month for these services. We believe, based on rents and fees for similar services, that the fee charged by IBIS Capital Limited is at least as favorable as we could have obtained from an unaffiliated person.

Other than the $10,000 per month administrative fee, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our initial stockholders, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

Related Party Policy

Our Code of Ethics, which we adopted upon consummation of our initial public offering, requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Director Independence

Currently each of Messrs. Davis, Camerlynck and Di Rosa dn Ms. Polk would each be considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Marcum LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees

During the fiscal year ended December 31, 2018, fees for our independent registered public accounting firm are approximately $67,500 for the services they performed in connection with our initial public offering, including the financial statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2018 and the quarterly review during the year ended December 31, 2018.

Audit-Related Fees

During the fiscal period ended December 31, 2018, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal period ended December 31, 2018, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the fiscal period ended December 31, 2018, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

Because our audit committee was not formed until October 5, 2018, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. However, in accordance with Section 10A(i) of the Exchange Act, before we engage our independent registered public accounting firm to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements:

Description

(2) Financial Statement Schedules:

None.

(b) The following Exhibits are filed as part of this report:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation.**
4.1	Specimen Unit Certificate.**
4.2	Specimen Common Stock Certificate.**
4.3	Specimen Warrant Certificate.**
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.**
4.5	Form of Unit Purchase Option.**
10.1	Form of Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.**
10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.**
10.3	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Shareholders.**
10.4	Form of Registration Rights Agreement**
10.5	Form of subscription agreement for private placement warrants **
10.6	Form of Administrative Services Agreement.**
10.7	Form of Forward Purchase Agreements.**
14	Code of Ethics.**
31	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	* Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-227257).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of April, 2019.

EDTECHX HOLDINGS ACQUSIITION CORP.

By:	/s/ Benjamin Vedrenne-Cloquet
Benjamin Vedrenne-Cloquet
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Charles McIntyre	Executive Chairman and Chief Investment Officer	April 1, 2019
Charles McIntyre

/s/ Benjamin Vedrenne-Cloquet	Chief Executive Officer and Director	April 1, 2019
Benjamin Vedrenne-Cloquet	(Principal Executive Officer)

/s/ Rory Henson	Chief Financial Officer	April 1, 2019
Rory Henson	(Principal Financial and Accounting Officer)

/s/ Peter C. Davis	Director	April 1, 2019
Peter C. Davis

/s/ Zelmira Koch Polk	Director	April 1, 2019
Zelmira Koch Polk

/s/ Vincent Camerlynck	Director	April 1, 2019
Vincent Camerlynck

/s/ Marcelo G. DiRosa	Director	April 1, 2019
Marcelo G. Di Rosa

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

EdtechX Holdings Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of EdtechX Holdings Acquisition Corp. (the “Company”) as of December 31, 2018, the related statements of operations, changes in stockholders’ equity and cash flows for the period from May 15, 2018 (inception) through December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the period from May 15, 2018 (inception) through December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2018.

New York, NY
April 1, 2019

EDTECHX HOLDINGS ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2018

Assets:
Current assets:
Cash	$667,399
Prepaid expenses	63,618
Total current assets	731,017
Cash and marketable securities held in Trust Account	64,516,435
Total assets	$65,247,452

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$36,522
Advances from related party	85,322
Franchise tax payable	54,192
Income tax payable	55,334
Total current liabilities	231,370
Deferred underwriting commissions	1,225,000
Total liabilities	1,456,370

Commitments
Common stock, $0.0001 par value; 5,775,155 shares subject to possible redemption	58,791,078

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Common stock, $0.0001 par value; 25,000,000 shares authorized; 2,131,095 shares issued and outstanding (excluding 5,775,155 shares subject to possible redemption)	213
Additional paid-in capital	4,947,924
Retained earnings	51,867
Total stockholders’ equity	5,000,004
Total Liabilities and Stockholders’ Equity	$65,247,452

The accompanying notes are an integral part of these financial statements.

EDTECHX HOLDINGS ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MAY 15, 2018 (INCEPTION) THROUGH DECEMBER 31, 2018

General and administrative expenses	$156,292
Franchise tax expense	54,192
Loss from operations	(210,484)

Other income:
Interest earned on marketable securities held in Trust	327,511
Unrealized loss on marketable securities held in Trust Account	(9,826)
Income before income tax expense	107,201
Income tax expense	55,334
Net income	$51,867

Weighted average shares outstanding, basic and diluted (1)	1,635,292

Basic and diluted net loss per share	$(0.08)

(1) This number excludes an aggregate of up to 5,775,155 shares subject to possible redemption at December 31, 2018.

The accompanying notes are an integral part of these financial statements.

EDTECHX HOLDINGS ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - May 15, 2018 (inception)	-	$-	$-	$-	$-
Issuance of common stock to Sponsor (“Founder Shares”)	1,581,250	158	24,842	-	25,000
Sale of units in Initial Public Offering, gross	6,325,000	633	63,249,367	-	63,250,000
Offering costs	-	-	(3,315,885)	-	(3,315,885)
Sale of Private Placement Warrants to Sponsor in private placement	-	-	3,780,000	-	3,780,000
Issuance of Unit Purchase Option	-	-	100	-	100
Common stock subject to possible redemption	(5,775,155)	(578)	(58,790,500)	-	(58,791,078)
Net income	-	-	-	51,867	51,867
Balance - December 31, 2018	2,131,095	$213	$4,947,924	$51,867	$5,000,004

The accompanying notes are an integral part of these financial statements.

EDTECHX HOLDINGS ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 15, 2018 (INCEPTION) THROUGH DECEMBER 31, 2018

Cash Flows from Operating Activities:
Net income	$51,867
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses included in note payable and advances from related parties	297
Interest earned on marketable securities held in Trust Account	(327,511)
Unrealized loss on securities held in Trust Account	9,826
Changes in operating assets and liabilities:
Prepaid expenses	(63,618)
Accounts payable	36,522
Franchise tax payable	54,192
Income tax payable	55,334
Net cash used in operating activities	(183,091)

Cash Flows from Investing Activities
Investment of cash in Trust Account	(64,198,750)
Net cash used in investing activities	(64,198,750)

Cash Flows from Financing Activities:
Proceeds from note payable and advances from related parties	210,025
Repayment of note payable and advances from related parties	(125,000)
Proceeds received from Initial Public Offering, gross	63,250,000
Proceeds received from Private Placement	3,780,000
Proceeds received from issuance of Unit Purchase Option	100
Payment of offering costs	(2,065,885)
Net cash provided by financing activities	65,049,240

Net increase in cash	667,399

Cash - beginning of the period	-
Cash - end of the period	$667,399

Supplemental disclosure of noncash activities:
Offering costs paid by Sponsor in exchange for common stock	$25,000
Deferred underwriting commissions in connection with the initial public offering	$1,225,000
Initial value of common stock subject to possible redemption	$58,735,309
Change in value of common stock subject to possible redemption	$55,769

The accompanying notes are an integral part of these financial statements.

EDTECHX HOLDINGS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2018, the Company had not commenced any operations. All activity for the period from May 15, 2018 (inception) through December 31, 2018 relates to the Company’s formation, the Initial Public Offering described below and, since the closing of the initial public offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on October 5, 2018. On October 10, 2018, the Company consummated its initial public offering (the “Initial Public Offering”) of 5,500,000 units (each, a “Unit” and collectively, the “Units”) at $10.00 per Unit, which is discussed in Note 3. On October 17, 2018, the Company consummated the closing of an additional 825,000 Units sold pursuant to the underwriters’ over-allotment option (“Over-allotment”) at $10.00 per Unit.

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

The Initial Public Offering and Private Placement generated total gross proceeds of $63.25 million, and the Company incurred offering costs of approximately $3.31 million, inclusive of $1.225 million in minimum deferred underwriting commissions (Note 5). Approximately $64.2 million ($10.15 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering, the Over-allotment and the sale of the Private Placement Warrants, is held in a trust account (“Trust Account”), located in the United States, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraph (d) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

As of December 31, 2018, the Company had approximately $667,000 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete an initial Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account and the deferred underwriters’ discount) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

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

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at December 31, 2018, the Company had approximately $667,000 in cash, and working capital of approximately $609,000, and approximately $318,000 of interest available to pay for its taxes.

The Company’s liquidity needs have been satisfied to date through the contribution of $25,000 from the sale of the founders’ shares, and the loan from the initial stockholders in an aggregate amount of $125,000.  In addition to this Note, the Company had received additional advances of approximately $85,000 from the Sponsor for expenses. The Note of $125,000 was repaid in full on October 10, 2018, and the advances from related party of approximately $85,000 still remains outstanding.

Management believes that the Company has sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of the financial statements.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying balance sheet is presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and marketable securities held in Trust Account

At December 31, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption at the redemption amount is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Loss Per Common Stock

Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. An aggregate of 5,775,155 shares of common stock subject to possible redemption at December 31, 2018 have been excluded from the calculation of basic loss per share of common stock since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the Over-allotment) and Private Placement to purchase an aggregate of 10,105,000 shares of the Company’s common stock in the calculation of diluted loss per share, since their inclusion would be anti-dilutive.

Reconciliation of net loss per common stock

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common stock is calculated as follows:

For The Period From May 15, 2018 (inception) through December 31, 2018
Net income	$51,867
Less: Income attributable to common stock subject to redemption	(190,632)
Adjusted net loss	$(138,765)

Weighted average common stock outstanding, basic and diluted	1,635,292

Basic and diluted net loss per common stock	$(0.08)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2018, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Offering Costs

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

As of December 31, 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Note 4 — Related Party Transactions

Founder Shares

On May 15, 2018, IBIS Capital Sponsor LLC purchased 1,437,500 shares (the “Founder Shares”) of the Company’s common stock, par value $0.0001 for an aggregate price of $25,000. On August 3, 2018, the Company effected a stock dividend of 0.1 shares for each outstanding share, resulting in the initial stockholders holding an aggregate of 1,581,250 founders’ shares. The initial stockholders had agreed to forfeit up to 206,250 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. On October 17, 2018, the over-allotment option was exercised in full. Accordingly, no Founder Shares were forfeited.

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

Related Party Loans and Advances

On June 26, 2018, IBIS Capital Sponsor LLC agreed to loan the Company an aggregate of up to $125,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of September 30, 2019 or the completion of the Initial Public Offering. In addition to this Note, the Company had received additional advances of approximately $85,000 from the Sponsor for expenses. The Note of $125,000 was repaid in full on October 10, 2018, and the advances from related party of approximately $85,000 still remains outstanding.

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

The Company incurred and paid $30,000 in expenses incurred in connection with the aforementioned arrangements with the related parties and recorded in general and administrative expenses in the Statement of Operations for the period from May 15, 2018 (inception) through December 31, 2018.

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

Agreements with Underwriters

Over-allotment option

The Company granted the underwriters a 45-day option from the date of this prospectus to purchase up to 825,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. As of December 31, 2018, the over-allotment option had not been exercised yet. On October 15, 2018, the underwriters notified the Company that they were exercising their over-allotment option in full to purchase an additional 825,000 Units. The closing of the sale of Units pursuant to the over-allotment option was consummated on October 17, 2018.

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

Note 6 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 25,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. On August 3, 2018, the Company effected a stock dividend of 0.1 shares for each outstanding share of common stock, resulting in the initial stockholders holding an aggregate of 1,581,250 founders’ shares. As of December 31, 2018, there were 7,906,250 shares of common stock outstanding. Of these, an aggregate of 5,775,155 shares of common stock subject to possible conversion were classified as temporary equity in the accompanying Balance Sheet.

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2018, there were no shares of preferred stock issued or outstanding.

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

The options and such units purchased pursuant to the options, as well as the shares of common stock underlying such units, the warrants included in such units and the shares that are issuable upon exercise of the warrants included in such units have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement of which this prospectus forms a part pursuant to FINRA Rule 5110(g)(1). Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement of which this prospectus forms a part, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statement of which this prospectus forms a part except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners. The options grant to holders, subject to certain exceptions, demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement relating to the Initial Public Offering with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the options. The Company will bear all fees and expenses attendant to registering the securities for one demand right and unlimited piggyback rights, other than underwriting commissions, which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the options may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. However, the options will not be adjusted for issuances of shares at a price below its exercise price. The Company will have no obligation to net cash settle the exercise of the purchase options or the warrants underlying the purchase options. The holder of the purchase options will not be entitled to exercise the purchase options or the warrants underlying the purchase options unless a registration statement covering the securities underlying the purchase options is effective or an exemption from registration is available. If the holder is unable to exercise the purchase options or underlying warrants, the purchase options or warrants, as applicable, will expire worthless.

Note 7 – Income Taxes

The Company’s net deferred tax assets are as follows:

December 31, 2018
Deferred tax asset
Startup/Organizational Costs	32,745
Total deferred tax assets	32,745
Valuation Allowance	(32,745)
Deferred tax asset, net of allowance	$-

The income tax provision consists of the following:

For The Period From May 15, 2018 (inception) through December 31, 2018
Current
Federal	$55,334
State	-
Deferred
Federal	-
State	-
Income tax provision expense	$55,334

On December 22, 2017, the President signed into law the “Tax Cuts and Jobs Act.” The new tax reform has the following effects on the company: (1) permanently reduces the maximum corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017 (2) allows temporary 100% expensing for certain business assets and property placed in service after September 27, 2017 and before January 1, 2023 (3) disallows NOL carrybacks but allows for the indefinite carryforward of those NOLs which applies to losses arising in tax years beginning after December 31, 2017 and (4) limits NOL deductions for each year equal to the lesser of the available carryover or 80% of a taxpayer’s pre-NOL deduction taxable income. This applies to losses arising in tax years beginning after December 31, 2017.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from May 15, 2018 (inception) through December 31, 2018, the change in the valuation allowance was approximately $32,000.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

For The Period From May 15, 2018 (inception) through December 31, 2018
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Federal tax rate change	0.0%
Meals & entertainment	0.1%
Valuation allowance	30.5%
Income tax provision expense	51.6%

The Company’s major tax jurisdiction is the United States. All of the Company’s tax years will remain open three years for examination by the Federal authorities from the date of utilization of the net operating loss. The Company does not have any tax audits pending

Note 8 – Fair Value Measurements

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2018
Assets:
Cash and marketable securities held in Trust Account	1	$64,516,435

Approximately $11,000 of the balance held in Trust Account was held in cash as of December 31, 2018.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except as disclosed elsewhere in these financial statements, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the balance sheet.