Form 10-Q
period 2019-03-31
EdtechX Holdings Acquisition Corp.
filed 2019-05-15
CIK 1746468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock and one redeemable warrant	EDTXU	The NASDAQ Stock Market LLC
Common Stock, $0.0001 par value	EDTX	The NASDAQ Stock Market LLC
Redeemable warrants, each exercisable for one share of common stock at a price of $11.50 per share	EDTXW	The NASDAQ Stock Market LLC

As of May 15, 2019, 7,906,250 shares of common stock, par value $0.0001 per shar issued and outstanding.

EDTECHX HOLDINGS ACQUISITION CORP.

Form 10-Q

For the Quarter Ended March 31, 2019

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EDTECHX HOLDINGS ACQUISITION CORP.
CONDENSED BALANCE SHEETS

MARCH 31, 2019

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets:
Current assets:
Cash	$555,065	$667,399
Prepaid expenses	88,143	63,618
Total current assets	643,208	731,017
Cash and marketable securities held in Trust Account	64,905,172	64,516,435
Total assets	$65,548,380	$65,247,452

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$68,871	$36,522
Advances from related party	85,322	85,322
Franchise tax payable	75,792	54,192
Income tax payable	148,279	55,334
Total current liabilities	378,264	231,370
Deferred underwriting commissions	1,225,000	1,225,000
Total liabilities	1,603,264	1,456,370

Commitments
Common stock, $0.0001 par value; 5,761,985 and 5,775,155 shares subject to possible redemption at $10.23 and $10.18 per share at March 31, 2019 and December 31, 2018, respectively	58,945,107	58,791,078

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 25,000,000 shares authorized; 2,144,265 and 2,131,095 shares issued and outstanding (excluding 5,761,985 and 5,775,155 shares subject to possible redemption) at March 31, 2019 and December 31, 2018, respectively	214	213
Additional paid-in capital	4,793,894	4,947,924
Retained earnings	205,901	51,867
Total stockholders’ equity	5,000,009	5,000,004
Total Liabilities and Stockholders’ Equity	$65,548,380	$65,247,452

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDTECHX HOLDINGS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the three months ended
March 31, 2019
General and administrative expenses	$120,158
Franchise tax expense	21,600
Loss from operations	(141,758)

Other income (expense):
Interest earned on marketable securities held in Trust	464,261
Unrealized loss on marketable securities held in Trust Account	(75,524)
Income before income tax expense	246,979
Income tax expense	92,945
Net income	$154,034

Weighted average shares outstanding, basic and diluted (1)	2,131,095

Basic and diluted net income per share	$(0.04)

(1) This number excludes an aggregate of up to 5,761,985 shares subject to possible redemption at March 31, 2019.

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDTECHX HOLDINGS ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance - January 1, 2019	2,131,095	$213	$4,947,924	$51,867	$5,000,004
Common stock subject to possible redemption	13,170	1	(154,030)	-	(154,029)
Net income	-	-	-	154,034	154,034
Balance - March 31, 2019 (unaudited)	2,144,265	$214	$4,793,894	$205,901	$5,000,009

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDTECHX HOLDINGS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the three months ended
March 31, 2019
Cash Flows from Operating Activities:
Net income	$154,034
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(464,261)
Unrealized loss on securities held in Trust Account	75,524
Changes in operating assets and liabilities:
Prepaid expenses	(24,525)
Accounts payable	32,349
Franchise tax payable	21,600
Income tax payable	92,945
Net cash used in operating activities	(112,334)

Net decrease in cash	(112,334)

Cash - beginning of the period	667,399
Cash - end of the period	$555,065

Supplemental disclosure of noncash activities:
Change in value of common stock subject to possible redemption	$154,029

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

As of March 31, 2019, the Company had not commenced any operations. All activity from inception through March 31, 2019 relates to the Company’s formation, the Initial Public Offering described below and, since the closing of the initial public offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

The Initial Public Offering and Private Placement generated total gross proceeds of $67.03 million, and the Company incurred offering costs of approximately $3.31 million, inclusive of $1.225 million in minimum deferred underwriting commissions (Note 5). Approximately $64.2 million ($10.15 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering, the Over-allotment and the sale of the Private Placement Warrants, is held in a trust account (“Trust Account”), located in the United States, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraph (d) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

As of March 31, 2019, the Company had approximately $555,000 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete an initial Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account and the deferred underwriters’ discount) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

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

The Company will have until April 10, 2020 to complete an initial Business Combination, or July 10, 2020 if (i) the Company has filed proxy solicitation or tender offer materials in compliance with Regulation 14A or Regulation 14E, respectively, of the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission relating to a proposed Business Combination by April 10, 2020 and a Business Combination has not yet been consummated bysuch date and (ii) the last sales price of the Company’s common stock equals or exceeds the estimated per-share value of the amount in the Trust Account on April 10, 2020 for any 20 trading days within the 30 trading day period ending March 10, 2020 (such time period referred to as the “Combination Period”). If the Company does not complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account (less up to $100,000 of interest to pay liquidation expenses and which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at March 31, 2019, the Company had approximately $555,000 in cash, and working capital of approximately $489,000, and approximately $706,000 of interest available to pay for its taxes.

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

EDTECHX HOLDINGS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected through December 31, 2019.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2019.

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

Cash and marketable securities held in Trust Account

At March 31, 2019 and December 31, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption at the redemption amount is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Net Loss Per Common Stock

Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. An aggregate of 5,761,985 shares of common stock subject to possible redemption at March 31, 2019 have been excluded from the calculation of basic loss per share of common stock since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the Over-allotment) and Private Placement to purchase an aggregate of 10,105,000 shares of the Company’s common stock in the calculation of diluted loss per share, since they are not yet exercisable.

EDTECHX HOLDINGS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Reconciliation of net loss per common stock

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common stock is calculated as follows:

For the three months ended
March 31, 2019
Net income	$154,034
Less: Income attributable to common stock subject to redemption	(249,789)
Adjusted net income	$(95,755)

Weighted average common stock outstanding, basic and diluted	2,131,095

Basic and diluted net income per common stock	$(0.04)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2019 and December 31, 2018, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

EDTECHX HOLDINGS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The Company’s effective tax rate for the three months ended March 31, 2019 differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

As of March 31, 2019 and December 31, 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

EDTECHX HOLDINGS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company incurred and paid $30,000 in expenses incurred in connection with the aforementioned arrangements with the related parties and recorded in general and administrative expenses in the Statement of Operations for the three months ended March 31, 2019.

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

EDTECHX HOLDINGS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 6 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 25,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. On August 3, 2018, the Company effected a stock dividend of 0.1 shares for each outstanding share of common stock, resulting in the initial stockholders holding an aggregate of 1,581,250 founders’ shares. As of March 31, 2019 and December 31, 2018, there were 7,906,250 shares of common stock outstanding. Of these, an aggregate of 5,761,985 and 5,775,155 shares of common stock subject to possible conversion were classified as temporary equity in the accompanying Balance Sheet, respectively.

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

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

EDTECHX HOLDINGS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

EDTECHX HOLDINGS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unit Purchase Options—Upon closing of the Initial Public Offering, the Company sold to Chardan Capital Markets, LLC and I-Bankers Securities, Inc., the joint book-running managers of the Initial Public Offering, for $100, options to purchase an aggregate of 250,000 units exercisable at $12.00 per unit (or an aggregate exercise price of $3 million). The units issuable upon exercise of these options are identical to the Units being offered in the Initial Public Offering except that the warrants underlying the units issuable upon exercise of the purchase options will not contain the adjustment feature described in Note 6 relating to issuances of additional shares of common stock for capital raising purposes in connection with an initial Business Combination. The options may be exercised for cash or on a cashless basis, at the holder’s option, at any time during the period commencing on the later of the 180thday after the effective date of the registration statement and the closing of the initial Business Combination and terminating on the fifth anniversary of such effectiveness date. Notwithstanding anything to the contrary, Chardan Capital Markets, LLC as representative of the underwriters, agreed that neither it nor its designees will be permitted to exercise the option or the warrants underlying the option after the five year anniversary of the effective date of the registration statement. The Company accounted for the fair value of the unit purchase option, inclusive of the receipt of a $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The Company estimated that the fair value of these unit purchase options is approximately $1.62 million (or approximately $6.47 per unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option to be granted to the underwriters is estimated as of October 10, 2018 using the following assumptions: (1) expected volatility of 83.99%, (2) risk-free interest rate of 3.05% and (3) expected life of five years.

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

Note 7 — Fair Value Measurements

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

EDTECHX HOLDINGS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2019	December 31, 2018
Assets:
Cash and marketable securities held in Trust Account	1	$64,905,172	$64,516,435

Approximately $2,700 and $11,000 of the balance held in Trust Account was held in cash as of March 31, 2019 and December 31, 2018, respectively.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except as disclosed elsewhere in these financial statements, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the balance sheets.

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

Overview

We are a blank check company incorporated in Delaware on May 15, 2018 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although we are not limited to a particular industry or sector for purposes of consummating a Business Combination, we are focusing our search for target businesses in the education, training and education technology (“edtech”) industries. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. Our sponsors are IBIS Capital Sponsor LLC and IBIS Capital Sponsor II LLC, each Delaware limited liability companies (the “Sponsors”).

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

We will have until April 10, 2020 to complete an initial Business Combination, or July 10, 2020 if (i) we have filed proxy solicitation or tender offer materials in compliance with Regulation 14A or Regulation 14E, respectively, of the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission relating to a proposed Business Combination by April 10, 2020 and a Business Combination has not yet been consummated by such date and (ii) the last sales price of our common stock equals or exceeds the estimated per-share value of the amount in the trust Account on April 10, 2020 for any 20 trading days within the 30 trading day period ending March 10, 2020 (such time period referred to as the “Combination Period”). If we do not complete a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account (less up to $100,000 of interest to pay liquidation expenses and which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at March 31, 2019, we had approximately $555,000 in cash, and working capital of approximately $489,000, and approximately $706,000 of interest available to pay for our tax obligations.

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

Results of Operations

Our entire activity since inception up to March 31, 2019 was in preparation for our formation and the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a business combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2019, we had net income of approximately $154,034, which consisted of approximately $389,000 in interest earned on marketable securities held in Trust Account, net of unrealized loss on marketable securities held in Trust Account, offset by approximately $120,000 in general and administrative costs, $21,600 in franchise tax expenses and approximately $93,000 in income tax expenses.

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

We incurred and paid $30,000 in expenses in connection with the aforementioned arrangements with the related parties and recorded in general and administrative expenses in the Statement of Operations for the three months ended March 31, 2019.

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

Critical Accounting Policy

Common Stock Subject to Possible Redemption

We account for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as shareholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption at the redemption amount is presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Net Loss Per Common Stock

Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. An aggregate of 5,761,985 shares of common stock subject to possible redemption at March 31, 2019 have been excluded from the calculation of basic loss per share of common stock since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the Over-allotment) and Private Placement to purchase an aggregate of 10,105,000 shares of the Company’s common stock in the calculation of diluted loss per share, since they are not yet exercisable.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2019, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds or in certain money market funds that invest solely in direct US government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2019 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May, 2019.

EDTECHX HOLDINGS ACQUISITION CORP.

By:	/s/ Benjamin Vedrenne-Cloquet
	Name:	Benjamin Vedrenne-Cloquet
	Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rory Henson
	Name:	Rory Henson
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)