Form 10-Q
period 2019-06-30
EdtechX Holdings Acquisition Corp.
filed 2019-08-13
CIK 1746468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 13, 2019, 7,906,250 shares of common stock, par value $0.0001 per share, issued and outstanding.

EDTECHX HOLDINGS ACQUISITION CORP.

Form 10-Q

For the Quarter Ended June 30, 2019

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2019 (Unaudited) and December 31, 2018	1

	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2019 and for the period from May 15, 2018 (inception) through June 30, 2018	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2019 and for the period from May 15, 2018 (inception) through June 30, 2018	3

	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2019 and for the period from May 15, 2018 (inception) through June 30, 2018	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	22

Item 6.	Exhibits	23

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EDTECHX HOLDINGS ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets:
Current assets:
Cash	$387,152	$667,399
Prepaid expenses	74,451	63,618
Total current assets	461,603	731,017
Cash and marketable securities held in Trust Account	65,233,360	64,516,435
Total assets	$65,694,963	$65,247,452

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$57,863	$36,522
Advances from related party	85,322	85,322
Franchise tax payable	8,900	54,192
Income tax payable	225,837	55,334
Total current liabilities	377,922	231,370
Deferred underwriting commissions	1,225,000	1,225,000
Total liabilities	1,602,922	1,456,370

Commitments
Common stock, $0.0001 par value; 5,748,252 and 5,775,155 shares subject to possible redemption at $10.28 and $10.18 per share at June 30, 2019 and December 31, 2018, respectively	59,092,031	58,791,078

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 25,000,000 shares authorized; 2,157,998 and 2,131,095 shares issued and outstanding (excluding 5,748,252 and 5,775,155 shares subject to possible redemption) at June 30, 2019 and December 31, 2018, respectively	216	213
Additional paid-in capital	4,646,969	4,947,924
Retained earnings	352,825	51,867
Total stockholders’ equity	5,000,010	5,000,004
Total Liabilities and Stockholders’ Equity	$65,694,963	$65,247,452

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDTECHX HOLDINGS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2019	For the six months ended June 30, 2019	For the period from May 15, 2018 (inception) through June 30, 2018
General and administrative expenses	$170,597	$290,755	$863
Franchise tax expense	24,644	46,244	-
Loss from operations	(195,241)	(336,999)	(863)

Other income (loss):
Interest earned on marketable securities held in Trust	394,677	858,938	-
Unrealized gain (loss) on marketable securities held in Trust Account	25,046	(50,478)	-
Income before income tax expense	224,482	471,461	(863)
Income tax expense	77,558	170,503	-
Net income (loss)	$146,924	$300,958	$(863)

Weighted average shares outstanding, basic and diluted (1)	2,144,416	2,137,865	1,375,000	(2)(3)

Basic and diluted net loss per share	$(0.07)	$(0.11)	$(0.00)

(1)	This number excludes an aggregate of up to 5,748,252 shares subject to possible redemption at June 30, 2019.
(2)	This number excludes an aggregate of up to 206,250 common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On October 17, 2018, the underwriters exercised the over-allotment option in full; thus, these shares were no longer subject to forfeiture as of October 17, 2018.
(3)	The share amounts have been retroactively restated to reflect a stock dividend of 0.1 shares for each outstanding share in August 2018.

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDTECHX HOLDINGS ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the six months ended June 30, 2019
			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance - January 1, 2019	2,131,095	$213	$4,947,924	$51,867	$5,000,004
Common stock subject to possible redemption	13,170	1	(154,030)	-	(154,029)
Net income	-	-	-	154,034	154,034
Balance - March 31, 2019 (unaudited)	2,144,265	$214	$4,793,894	$205,901	$5,000,009
Common stock subject to possible redemption	13,733	2	(146,925)	-	(146,923)
Net income	-	-	-	146,924	146,924
Balance - June 30, 2019 (unaudited)	2,157,998	$216	$4,646,969	$352,825	$5,000,010

	For the period from May 15, 2018 (inception) through June 30, 2018
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance - May 15, 2018 (inception)	-	$-	$-	$-	$-
Issuance of common stock to Sponsor (1)	1,581,250	158	24,842	-	25,000
Net loss	-	-	-	(863)	(863)
Balance - June 30, 2018 (unaudited)	1,581,250	$158	$24,842	$(863)	$24,137

(1)	This number includes up to 1,581,250 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On October 17, 2018, the underwriters exercised the over-allotment option in full; thus, these shares were no longer subject to forfeiture as of October 17, 2018.
(2)	The share amounts have been retroactively restated to reflect a stock dividend of 0.1 shares for each outstanding share in August 2018.

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDTECHX HOLDINGS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, 2019	For the period from May 15, 2018 (inception) through June 30, 2018
Cash Flows from Operating Activities:
Net income (loss)	$300,958	$(863)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(858,938)	-
Unrealized loss on securities held in Trust Account	50,478	-
Formation and operating costs paid by Sponsor	-	297
Changes in operating assets and liabilities:
Prepaid expenses	(10,833)	-
Accounts payable	21,341	566
Franchise tax payable	(45,292)	-
Income tax payable	170,503	-
Net cash used in operating activities	(371,783)	-

Cash Flows from Investing Activities
Interest released from Trust Account	91,536	-
Net cash provided by investing activities	91,536	-

Net decrease in cash	(280,247)	-

Cash - beginning of the period	667,399	-
Cash - end of the period	$387,152	$-

Supplemental disclosure of noncash activities:
Change in value of common stock subject to possible redemption	$300,952	$-
Deferred offering costs paid by Sponsor in exchange for common stock	$-	$25,000

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

As of June 30, 2019, the Company had not commenced any operations. All activity from inception through June 30, 2019 relates to the Company’s formation, the Initial Public Offering described below and, since the closing of the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and Private Placement described below.

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

As of June 30, 2019, the Company had approximately $387,000 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete an initial Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account and the deferred underwriters’ discount) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

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

Liquidity and Capital Resources

As indicated in the accompanying condensed financial statements, at June 30, 2019, the Company had approximately $387,000 in cash, and working capital of approximately $318,000 (excluding franchise and income tax obligations), and approximately $1.0 million of interest available to pay for its taxes.

The Company’s liquidity needs have been satisfied to date through the contribution of $25,000 from the sale of the founders’ shares, the net proceeds received from the consummation of the Initial Public Offering and the Private Placement, the interest withdrawn from Trust Account of approximately $92,000 since inception to pay for tax obligations, and the loan from the initial stockholders in an aggregate amount of $125,000.  In addition to this loan, the Company had received additional advances of approximately $85,000 from the Sponsors for expenses. The loan of $125,000 was repaid in full on October 10, 2018, and the advances from related party of approximately $85,000 still remain outstanding.

Management believes that the Company has sufficient liquidity to meet its anticipated obligations until the earlier of the consummation of initial Business Combination or liquidation.

EDTECHX HOLDINGS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected through December 31, 2019.

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

Cash and marketable securities held in Trust Account

At June 30, 2019 and December 31, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

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

EDTECHX HOLDINGS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Loss Per Common Stock

Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. An aggregate of 5,748,252 shares of common stock subject to possible redemption and an aggregate of 206,250 shares of common stock that are subject to forfeiture if the over-allotment option was not exercised by the underwriters at June 30, 2019 and 2018, respectively, have been excluded from the calculation of basic loss per share of common stock since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the Over-allotment) and Private Placement to purchase an aggregate of 10,105,000 shares of the Company’s common stock in the calculation of diluted loss per share, since they are not yet exercisable.

Reconciliation of net loss per common stock

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common stock is calculated as follows:

			For the period from
	For the three months ended	For the six months ended	May 15, 2018 (inception) through
	June 30, 2019	June 30, 2019	June 30, 2018
Net income (loss)	$146,924	$300,958	$(863)
Less: Income attributable to common stock subject to possible redemption	(288,563)	(537,749)	-
Adjusted net income (loss)	$(141,639)	$(236,791)	$(863)

Weighted average common stock outstanding, basic and diluted	2,144,416	2,137,865	1,375,000

Basic and diluted net loss per common stock	$(0.07)	$(0.11)	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2019 and December 31, 2018, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

EDTECHX HOLDINGS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The Company’s effective tax rate for the six months ended June 30, 2019 differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

As of June 30, 2019 and December 31, 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

The Company sold 5,500,000 and 825,000 Units at a price of $10.00 per Unit in the Initial Public Offering and Over-allotment on October 10, 2018 and October 17, 2018, respectively, or 6,325,000 Units in aggregate. Each Unit consists of one share of common stock, and one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 6).

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

EDTECHX HOLDINGS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company incurred and paid $30,000 and $60,000 in expenses incurred in connection with the aforementioned arrangements with the related parties and recorded in general and administrative expenses in the Statement of Operations for the three and six months ended June 30, 2019. As of June 30, 2019 and December 31, 2018, the Company had $30,000 and $0 in accounts payable in connection with such agreements in the accompanying unaudited condensed Balance Sheets.

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

Note 6 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 25,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. On August 3, 2018, the Company effected a stock dividend of 0.1 shares for each outstanding share of common stock, resulting in the initial stockholders holding an aggregate of 1,581,250 founders’ shares. As of June 30, 2019 and December 31, 2018, there were 7,906,250 shares of common stock outstanding. Of these, an aggregate of 5,748,252 and 5,775,155 shares of common stock subject to possible conversion were classified as temporary equity in the accompanying Balance Sheet, respectively.

EDTECHX HOLDINGS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2019	December 31, 2018
Assets:
Cash and marketable securities held in Trust Account	1	$65,233,360	$64,516,435

Approximately $616 and $11,000 of the balance held in Trust Account was held in cash as of June 30, 2019 and December 31, 2018, respectively.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except as disclosed elsewhere in these condensed financial statements, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the balance sheets.

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

Liquidity and Capital Resources

As indicated in the accompanying unaudited condensed financial statements, at June 30, 2019, we had approximately $387,000 in cash, and working capital of approximately $318,000 (excluding franchise and income tax obligations), and approximately $1.0 million of interest available to pay for our tax obligations.

Our liquidity needs have been satisfied to date through the receipt of $25,000 from the sale of the founders’ shares, and the loan from our initial stockholders in an aggregate amount of $125,000, advances of approximately $85,000 from our Sponsor for expenses, the net proceeds from the sale of Private Placement Warrants not held in the Trust Account, and the interest withdrew from Trust Account of approximately $92,000 since inception to pay for tax obligations. The Note of $125,000 was repaid in full on October 10, 2018, and the advances from related party of approximately $85,000 still remains outstanding.

Our management believes that we have sufficient liquidity to meet our anticipated obligations until the earlier of the consummation of initial Business Combination or liquidation.

Results of Operations

Our entire activity since inception up to June 30, 2019 was in preparation for our formation and the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a business combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2019, we had net income of approximately $147,000, which consisted of approximately $420,000 in interest earned on marketable securities held in Trust Account, net of unrealized gain on marketable securities held in Trust Account, offset by approximately $171,000 in general and administrative costs, approximately $25,000 in franchise tax expenses and approximately $78,000 in income tax expenses.

For the six months ended June 30, 2019, we had net income of approximately $301,000, which consisted of approximately $808,000 in interest earned on marketable securities held in Trust Account, net of unrealized loss on marketable securities held in Trust Account, offset by approximately $291,000 in general and administrative costs, approximately $46,000 in franchise tax expenses and approximately $171,000 in income tax expenses.

For the period from May 15, 2018 (inception) through June 30, 2018, we had net loss of approximately $860, which consisted solely of general and administrative expenses.

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

We incurred and paid $30,000 and $60,000 in expenses in connection with the aforementioned arrangements with the related parties and recorded in general and administrative expenses in the Statement of Operations for the three and six months ended June 30, 2019.

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

Net Loss Per Common Stock

Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. An aggregate of 5,748,252 shares of common stock subject to possible redemption redemption and an aggregate of 206,250 shares of common stock that are subject to forfeiture if the over-allotment option was not exercised by the underwriters at June 30, 2019 and 2018, respectively, have been excluded from the calculation of basic loss per share of common stock since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the Over-allotment) and Private Placement to purchase an aggregate of 10,105,000 shares of the Company’s common stock in the calculation of diluted loss per share, since they are not yet exercisable.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2019, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds or in certain money market funds that invest solely in direct US government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2019 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of August, 2019.

EDTECHX HOLDINGS ACQUISITION CORP.

By:	/s/ Benjamin Vedrenne-Cloquet
	Name:	Benjamin Vedrenne-Cloquet
	Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rory Henson
	Name:	Rory Henson
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)