Form 10-Q
period 2019-09-30
EdtechX Holdings Acquisition Corp.
filed 2019-10-31
CIK 1746468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, 7,906,250 shares of common stock, par value $0.0001 per share, issued and outstanding.

EDTECHX HOLDINGS ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2019

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2019 (Unaudited) and December 31, 2018	1

	Unaudited Condensed Statements of Operations for the three months ended September 30, 2019 and 2018, for the nine months ended September 30, 2019, and for the period from May 15, 2018 (inception) through September 30, 2018	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2019 and for the period from May 15, 2018 (inception) through September 30, 2018	3

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2019 and for the period from May 15, 2018 (inception) through September 30, 2018	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	21

Item 6.	Exhibits	22

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EDTECHX HOLDINGS ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets:
Current assets:
Cash	$303,128	$667,399
Prepaid expenses	75,637	63,618
Total current assets	378,765	731,017
Cash and marketable securities held in Trust Account	65,412,193	64,516,435
Total assets	$65,790,958	$65,247,452

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$124,827	$36,522
Advances from related party	85,322	85,322
Franchise tax payable	30,600	54,192
Income tax payable	152,000	55,334
Total current liabilities	392,749	231,370
Deferred underwriting commissions	1,225,000	1,225,000
Total liabilities	1,617,749	1,456,370

Commitments
Common stock, $0.0001 par value; 5,739,399 and 5,775,155 shares subject to possible redemption at $10.31 and $10.18 per share at September 30, 2019 and December 31, 2018, respectively	59,173,204	58,791,078

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 25,000,000 shares authorized; 2,166,851 and 2,131,095 shares issued and outstanding (excluding 5,739,399 and 5,775,155 shares subject to possible redemption) at September 30, 2019 and December 31, 2018, respectively	217	213
Additional paid-in capital	4,565,794	4,947,924
Retained earnings	433,994	51,867
Total stockholders’ equity	5,000,005	5,000,004
Total Liabilities and Stockholders’ Equity	$65,790,958	$65,247,452

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDTECHX HOLDINGS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,	For the period from May 15, 2018 (inception) through September 30,
	2019	2018	2019	2018
General and administrative expenses	$149,801	$7,334	$440,556	$8,197
Franchise tax expense	21,102	-	67,346	-
Loss from operations	(170,903)	(7,334)	(507,902)	(8,197)

Other income (loss):
Interest earned on marketable securities held in Trust	355,212	-	1,214,150	-
Unrealized loss on marketable securities held in Trust Account	(32,977)	-	(83,455)	-
Income (loss) before income tax expense	151,332	(7,334)	622,793	(8,197)
Income tax expense	70,163	-	240,666	-
Net income (loss)	$81,169	$(7,334)	$382,127	$(8,197)

Weighted average shares outstanding, basic and diluted (1)	2,158,094	1,375,000	2,144,682	1,375,000 (2)

Basic and diluted net loss per share	$(0.06)	$(0.01)	$(0.17)	$(0.01)

(1)	This number excludes an aggregate of up to 5,739,399 shares subject to possible redemption at September 30, 2019.

(2)	This number excludes an aggregate of up to 206,250 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On October 17, 2018, the underwriters exercised the over-allotment option in full; thus, these shares were no longer subject to forfeiture as of October 17, 2018.

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDTECHX HOLDINGS ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the nine months ended September 30, 2019
			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance - January 1, 2019	2,131,095	$213	$4,947,924	$51,867	$5,000,004
Common stock subject to possible redemption	13,170	1	(154,030)	-	(154,029)
Net income	-	-	-	154,034	154,034
Balance - March 31, 2019 (unaudited)	2,144,265	$214	$4,793,894	$205,901	$5,000,009
Common stock subject to possible redemption	13,733	2	(146,925)	-	(146,923)
Net income	-	-	-	146,924	146,924
Balance - June 30, 2019 (unaudited)	2,157,998	$216	$4,646,969	$352,825	$5,000,010
Common stock subject to possible redemption	8,853	1	(81,175)	-	(81,174)
Net income	-	-	-	81,169	81,169
Balance - September 30, 2019 (unaudited)	2,166,851	$217	$4,565,794	$433,994	$5,000,005

	For the period from May 15, 2018 (inception) through September 30, 2018
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance - May 15, 2018 (inception)	-	$-	$-	$-	$-
Issuance of common stock to Sponsor (1)(2)	1,581,250	158	24,842	-	25,000
Net loss	-	-	-	(863)	(863)
Balance - June 30, 2018 (unaudited)	1,581,250	$158	$24,842	$(863)	$24,137
Net loss	-	-	-	(7,334)	(7,334)
Balance - September 30, 2018 (unaudited)	$1,581,250	$158	$24,842	$(8,197)	$16,803

(1)	This number included up to 206,250 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On October 17, 2018, the underwriters exercised the over-allotment option in full; thus, these shares were no longer subject to forfeiture as of October 17, 2018.

(2)	The share amounts have been retroactively restated to reflect a stock dividend of 0.1 shares for each outstanding share in August 2018.

The accompanying notes are an integral part of these unaudited condensed financial statements.

EDTECHX HOLDINGS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, 2019	For the period from May 15, 2018 (inception) through September 30, 2018
Cash Flows from Operating Activities:
Net income (loss)	$382,127	$(8,197)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,214,150)	-
Unrealized loss on securities held in Trust Account	83,455	-
Formation and operating costs paid by Sponsor	-	297
Changes in operating assets and liabilities:
Prepaid expenses	(12,019)	-
Accounts payable	88,305	7,007
Franchise tax payable	(23,592)	-
Income tax payable	96,666	-
Net cash used in operating activities	(599,208)	(893)

Cash Flows from Investing Activities
Withdrawal of interest from Trust Account for payment of tax liabilities	234,937	-
Net cash provided by investing activities	234,937	-

Cash Flows from Financing Activities
Proceeds from note payable issued to related parties	-	125,000
Proceeds from advances from related parties	-	85,025
Payment of offering costs	-	(184,998)
Net cash provided by financing activities	-	25,027

Net change in cash	(364,271)	24,134

Cash - beginning of the period	667,399	-
Cash - end of the period	$303,128	$24,134

Supplemental disclosure of noncash activities:
Change in value of common stock subject to possible redemption	$382,126	$-
Deferred offering costs paid by Sponsor in exchange for common stock	$-	$25,000
Deferred offering costs included in accrued expenses	$-	$172,160
Deferred offering costs included in accounts payable	$-	$17,625

Supplemental cash flow disclosure:
Cash paid for income taxes	$144,000	$-

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

As of September 30, 2019, the Company had not commenced any operations. All activity from inception through September 30, 2019 relates to the Company’s formation, the Initial Public Offering described below and, since the closing of the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and Private Placement described below.

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

The Initial Public Offering and Private Placement generated total gross proceeds of $67.03 million, and the Company incurred offering costs of approximately $3.31 million, inclusive of $1.225 million in minimum deferred underwriting commissions (Note 5). Approximately $64.2 million ($10.15 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering, the Over-allotment and the sale of the Private Placement Warrants, was placed in a trust account (“Trust Account”), located in the United States, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraph (d) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

As of September 30, 2019, the Company had approximately $303,000 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete an initial Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account and the deferred underwriters’ discount) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

EDTECHX HOLDINGS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its “public stockholders”, the holders of the outstanding shares of its common stock included in the Units sold in the Initial Public Offering (each, a “Public Share”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion based on a variety of factors or if the Business Combination would otherwise require a vote. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account plus a pro rata share of interest income, less taxes payable. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the Business Combination is required by law, or the Company decides to obtain stockholder approval for business reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. The underwriters have also agreed to waive their rights to its deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period (defined below) and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

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

The Company will have until April 10, 2020 to complete an initial Business Combination, or July 10, 2020 if (i) the Company has filed proxy solicitation or tender offer materials in compliance with Regulation 14A or Regulation 14E, respectively, of the Securities Exchange Act of 1934, as amended, with the SEC relating to a proposed Business Combination by April 10, 2020 and a Business Combination has not yet been consummated by such date and (ii) the last sales price of the Company’s common stock equals or exceeds the estimated per-share value of the amount in the Trust Account on April 10, 2020 for any 20 trading days within the 30 trading day period ending March 10, 2020 (such time period referred to as the “Combination Period”). If the Company does not complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account (less up to $100,000 of interest to pay liquidation expenses and which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Capital Resources

As indicated in the accompanying unaudited condensed financial statements, at September 30, 2019, the Company had approximately $303,000 in cash, and working capital of approximately $169,000 (excluding franchise and income tax obligations), and approximately $1.2 million of interest available to pay for its taxes.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the founders’ shares, and the loan from the initial stockholders in an aggregate amount of $125,000.  In addition to this loan, the Company had received additional advances of approximately $85,000 from the Sponsors for expenses. The loan of $125,000 was repaid in full on October 10, 2018, and the advances from related party of approximately $85,000 still remain outstanding. Subsequently, the Company’s liquidity has been satisfied through the net proceeds received from the consummation of the Initial Public Offering and the Private Placement, the interest withdrawn from Trust Account of approximately $235,000 since inception to pay for tax obligations, and loan from the Sponsor for an aggregate of $270,000 under the form of a convertible promissory note (see Note 4). The Company received the entire $270,000 of the loan proceeds in October 2019.

Management believes that the Company has sufficient liquidity to meet its anticipated obligations until the earlier of the consummation of initial Business Combination or liquidation.

EDTECHX HOLDINGS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected through December 31, 2019.

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

Cash and marketable securities held in Trust Account

At September 30, 2019 and December 31, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the nine months ended September 30, 2019, the Company withdrew approximately $235,000 of interest earned on marketable securities held in Trust Account for payment of tax liabilities.

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

EDTECHX HOLDINGS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Loss Per Share of Common Stock

Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. An aggregate of 5,739,399 shares of common stock subject to possible redemption at September 30, 2019, and an aggregate of 206,250 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters at September 30, 2018 have been excluded from the calculation of basic loss per share of common stock since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the Over-allotment) and Private Placement to purchase an aggregate of 10,105,000 shares of the Company’s common stock in the calculation of diluted loss per share, since they are not yet exercisable.

Reconciliation of net loss per share of common stock

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per share of common stock is calculated as follows:

				For the period from
	For the three months ended September 30,		For the nine months ended September 30,	May 15, 2018 (inception) through September 30,
	2019	2018	2019	2018
Net income (loss)	$81,169	$(7,334)	$382,127	$(8,197)
Less: Income attributable to common stock subject to possible redemption	(209,582)	-	(746,503)	-
Adjusted net loss	$(128,413)	$(7,334)	$(364,376)	$(8,197)

Weighted average common stock outstanding, basic and diluted	2,158,094	1,375,000	2,144,682	1,375,000

Basic and diluted net loss per share of common stock	$(0.06)	$(0.01)	$(0.17)	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2019, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The Company’s effective tax rate for the nine months ended September 30, 2019 differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

As of September 30, 2019 and December 31, 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

EDTECHX HOLDINGS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Private Placement Warrants

Concurrently with the closing of the Initial Public Offering and the Over-allotment, the Sponsors, the underwriters and Azimut Investors purchased an aggregate of 3,780,000 Private Placement Warrants for $3.78 million in the Private Placement.

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

Related Party Loans and Advances

On June 26, 2018, IBIS Capital Sponsor LLC agreed to loan the Company an aggregate of up to $125,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (“Note”). This loan was non-interest bearing and payable on the earlier of September 30, 2019 or the completion of the Initial Public Offering. In addition to this Note, the Company had received additional advances of approximately $85,000 from the Sponsor for offering related expenses. The Note of $125,000 was repaid in full on October 10, 2018, and the advances from related party of approximately $85,000 still remains outstanding.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. On September 19, 2019, the Company issued a convertible note (“Convertible Note”) to the Sponsor, pursuant to which the Sponsor agreed to provide a Working Capital loan to the Company for an aggregate of $270,000. The Convertible Note was non-interest bearing and payable upon the completion of the initial Business Combination. The Company received the entire $270,000 of loan proceeds in October 2019.

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

The Company incurred and paid approximately $30,000 and $90,000 in expenses in connection with the aforementioned arrangements with the related parties and recorded in general and administrative expenses in the Statement of Operations for the three and nine months ended September 30, 2019. As of September 30, 2019 and December 31, 2018, the Company had $60,000 and $0 in accounts payable in connection with such agreements in the accompanying unaudited condensed Balance Sheets.

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

Agreements with Underwriters

Underwriting discount

The underwriters were entitled to an underwriting discount of $0.25 per unit, or approximately $1.58 million in the aggregate, paid upon the closing of the Initial Public Offering and the Over-allotment.  In addition, $0.35 per unit, or up to approximately $2.21 million in the aggregate upon closing of the underwriters’ over-allotment option will be payable to the underwriters for deferred underwriting commissions. The deferred underwriting commissions will be subject to reduction pro rata with conversion of Public Shares in the Business Combination, provided that in no case shall the deferred underwriting commissions be less than $1.225 million. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 6 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 25,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. On August 3, 2018, the Company effected a stock dividend of 0.1 shares for each outstanding share of common stock, resulting in the initial stockholders holding an aggregate of 1,581,250 founders’ shares. All share amounts presented in the financial statements have been retroactively restated to reflect these share capitalizations. As of September 30, 2019 and December 31, 2018, there were 7,906,250 shares of common stock outstanding. Of these, an aggregate of 5,739,399 and 5,775,155 shares of common stock subject to possible redemption were classified as temporary equity in the accompanying Balance Sheet, respectively.

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

EDTECHX HOLDINGS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. In addition, except in the case of the Private Placement Warrants purchased by the underwriters, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of an initial Business Combination at an issue price or effective issue price of less than $9.50 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an initial Business Combination, and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates an initial Business Combination (such price, the “Market Value”) is below $9.50 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Value, and the $16.50 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 165% of the Market Value.

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

Unit Purchase Options—Upon closing of the Initial Public Offering, the Company sold to Chardan Capital Markets, LLC and I-Bankers Securities, Inc., the joint book-running managers of the Initial Public Offering, for $100, options to purchase an aggregate of 250,000 units exercisable at $12.00 per unit (or an aggregate exercise price of $3 million). The units issuable upon exercise of these options are identical to the Units sold in the Initial Public Offering except that the warrants underlying the units issuable upon exercise of the purchase options will not contain the adjustment feature described in Note 6 relating to issuances of additional shares of common stock for capital raising purposes in connection with an initial Business Combination. The options may be exercised for cash or on a cashless basis, at the holder’s option, at any time during the period commencing on the later of the 180thday after the effective date of the registration statement and the closing of the initial Business Combination and terminating on the fifth anniversary of such effectiveness date. Notwithstanding anything to the contrary, Chardan Capital Markets, LLC as representative of the underwriters, agreed that neither it nor its designees will be permitted to exercise the option or the warrants underlying the option after the five year anniversary of the effective date of the registration statement. The Company accounted for the fair value of the unit purchase option, inclusive of the receipt of a $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The Company estimated that the fair value of these unit purchase options is approximately $1.62 million (or approximately $6.47 per unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option to be granted to the underwriters is estimated as of October 10, 2018 using the following assumptions: (1) expected volatility of 83.99%, (2) risk-free interest rate of 3.05% and (3) expected life of five years.

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

EDTECHX HOLDINGS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2019	December 31, 2018
Assets:
Cash and marketable securities held in Trust Account	1	$65,412,193	$64,516,435

Approximately $700 and $11,000 of the balance held in Trust Account was held in cash as of September 30, 2019 and December 31, 2018, respectively.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except as disclosed elsewhere in these unaudited condensed financial statements, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the balance sheets.

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

The sale of Units and Private Placement Warrants generated gross proceeds of $67.03 million, and we incurred offering costs of approximately $3.31 million, inclusive of $1.225 million in minimum deferred underwriting commissions. Approximately $64.2 million ($10.15 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering, the Over-allotment and the sale of the Private Placement Warrants, was placed in a trust account (“Trust Account”), located in the United States, and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

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

Liquidity and Capital Resources

As indicated in the accompanying unaudited condensed financial statements, at September 30, 2019, we had approximately $303,000 in cash, and working capital of approximately $169,000 (excluding franchise and income tax obligations), and approximately $1.2 million of interest available to pay for our tax obligations, if any.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the receipt of $25,000 from the sale of the founders’ shares, the loan from our initial stockholders in an aggregate amount of $125,000, advances of approximately $85,000 from our Sponsor for offering related expenses. The Note of $125,000 was repaid in full on October 10, 2018, and the advances from related party of approximately $85,000 still remains outstanding. Subsequently, our liquidity has been satisfied through the net proceeds from the sale of Private Placement Warrants not held in the Trust Account, the interest withdrew from Trust Account of approximately $235,000 since inception to pay for tax obligations, and a loan from our Sponsor for an aggregate of $270,000 under the form of a convertible promissory note. We received the entire $270,000 of the loan proceeds in October 2019.

Our management believes that we have sufficient liquidity to meet our anticipated obligations until the earlier of the consummation of initial Business Combination or liquidation.

Results of Operations

Our entire activity since inception up to September 30, 2019 was in preparation for our formation and the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a business combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2019, we had net income of approximately $81,000, which consisted of approximately $322,000 in interest earned on marketable securities held in Trust Account, net of unrealized loss on marketable securities held in Trust Account, offset by approximately $150,000 in general and administrative costs, approximately $21,000 in franchise tax expenses and approximately $70,000 in income tax expenses.

For the three months ended September 30, 2018, we had net loss of approximately $7,300, which consisted solely of general and administrative expenses.

For the nine months ended September 30, 2019, we had net income of approximately $382,000, which consisted of approximately $1.1 million in interest earned on marketable securities held in Trust Account, net of unrealized loss on marketable securities held in Trust Account, offset by approximately $441,000 in general and administrative costs, approximately $67,000 in franchise tax expenses and approximately $241,000 in income tax expenses.

For the period from May 15, 2018 (inception) through September 30, 2018, we had net loss of approximately $8,200, which consisted solely of general and administrative expenses.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. On September 19, 2019, we issued a convertible note (“Convertible Note”) to our Sponsor, pursuant to which our Sponsor agreed to provide a Working Capital loan to us for an aggregate of $270,000. The Convertible Note was non-interest bearing and payable upon the completion of the initial Business Combination. We received this loan proceeds in October 2019.

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

We incurred and paid $30,000 and $90,000 in expenses in connection with the aforementioned arrangements with the related parties and recorded in general and administrative expenses in the Statement of Operations for the three and nine months ended September 30, 2019. As of September 30, 2019 and December 31, 2018, we had $60,000 and $0 in accounts payable in connection with such agreements in the accompanying unaudited condensed Balance Sheets.

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

Critical Accounting Policies

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

Net Loss Per Common Stock

Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. An aggregate of 5,739,399 shares of common stock subject to possible redemption at September 30, 2019, and an aggregate of 206,250 shares of common stock that are subject to forfeiture if the over-allotment option was not exercised by the underwriters at September 30, 2018, have been excluded from the calculation of basic loss per share of common stock since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the Over-allotment) and Private Placement to purchase an aggregate of 10,105,000 shares of the Company’s common stock in the calculation of diluted loss per share, since they are not yet exercisable.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2019, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds or in certain money market funds that invest solely in direct US government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2019 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 31st day of October, 2019.

EDTECHX HOLDINGS ACQUISITION CORP.

By:	/s/ Benjamin Vedrenne-Cloquet
	Name:	Benjamin Vedrenne-Cloquet
	Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rory Henson
	Name:	Rory Henson
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)