Form 10-K
period 2019-12-31
EdtechX Holdings Acquisition Corp.
filed 2020-03-20
CIK 1746468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, was $62,364,500 (based on the closing sales price of the ordinary shares on June 28, 2019 of $9.86).

As of March 19, 2020, 7,906,250 shares of common stock, par value $0.0001 per share, were issued and outstanding.

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

On December 12, 2019, we entered into an Agreement and Plan of Reorganization (“Merger Agreement”) by and among our company, Meten EdtechX Education Group Ltd., a Cayman Islands exempted company (“Holdco”), Meten Education Inc., a Delaware corporation and wholly owned subsidiary of Holdco (“EdtechX Merger Sub”), Meten Education Group Ltd., a Cayman Islands exempted company and wholly owned subsidiary of Holdco (“Meten Merger Sub”, and together with EdtechX Merger Sub, the “Merger Subs”), and Meten International Education Group, a Cayman Islands exempted company (the “Company” or “Meten”). Meten, headquartered in Shenzhen, Guangdong Province, China, the heart of the Chinese Silicon Valley, is a market leader in English language training (“ELT”) in China, with a number one ranked position in the general adult ELT segment, according to Frost & Sullivan. Meten focuses on providing industry leading English and future skills training for a growing market of Chinese students and young professionals.

Pursuant to the Merger Agreement, (i) Meten Merger Sub will merge with and into the Company, with the Company being the surviving entity of such merger (the “Meten Merger”) and becoming a wholly-owned subsidiary of Holdco (“Surviving Cayman Islands Company”) and (ii) EdtechX Merger Sub will merge with and into EdtechX, with EdtechX being the surviving entity of the merger (the “EdtechX Merger” and together with the Meten Merger, the “Mergers”) and becoming a wholly-owned subsidiary of Holdco (“Surviving Delaware Corporation”).

Upon consummation of the Meten Merger, the shareholders of Meten will receive their pro rata portion of an aggregate of 48,391,607 ordinary shares of Holdco (“Meten Merger Shares”). EdtechX will be required to pay cash to electing Meten shareholders, in an amount equal to 50% of the excess of the remaining cash at closing over $30 million (after taking into account redemptions elected by EdtechX’s public stockholders and together with the proceeds arising from private placements) up to an aggregate of $10 million. Cash consideration paid will reduce the Meten Merger Shares issuable to the Meten shareholders.

The shareholders of Meten who continue to hold ordinary shares of Holdco through certain earnout measurement dates will also have the right to receive their pro rata portion of up to 11,000,000 ordinary shares of Holdco (“Contingent Shares”) as follows: (i) 4,000,000 Contingent Shares if the reported closing sale price of Holdco’s ordinary shares equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations or other similar actions) for any 20 consecutive trading days at any time before December 31, 2022, and (ii) 7,000,000 Contingent Shares if the reported closing sale price of Holdco’s ordinary shares equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations or other similar actions) for any 20 consecutive trading days during the fiscal year ending December 31, 2023.

Further information regarding the proposed business combination, the proposed business of the combined company following consummation of the transactions described above and the risks related to the proposed business of the combined company following consummation of the transactions can be found in our Current Report on Form 8-K filed with the SEC on December 16, 2019, the preliminary proxy statement filed by the Company with the SEC on January 9, 2020 , and the definitive proxy statement to be filed by the Company with the SEC. Unless otherwise indicated, the information in this annual report assumes we will not consummate the transactions with Meten and will be forced to seek an alternative target with which to consummate an initial business combination.

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

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding deferred underwriting fees and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, only the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Other than with respect to the forward purchase agreement with Azimut entered into in connection with the IPO (as described elsewhere in this Annual Report), we have not entered into any such fund raising arrangement and have no current intention of doing so . The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

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

Liquidation if No Business Combination

Our amended and restated certificate of incorporation provides that we will have only until April 10, 2020 to complete our initial business combination (or July 10, 2020 if (i) we have filed proxy solicitation or tender offer materials in compliance with Regulation 14A or Regulation 14E, respectively, of the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission relating to a proposed business combination by April 10, 2020 and a business combination has not yet been consummated by such date and (ii) the last sales price of our common stock equals or exceeds the estimated per-share value of the amount in the trust account on April 10, 2020 for any 20 trading days within the 30 trading day period ending March 10, 2020). The minimum per-share amount in trust on April 10, 2020 is $10.15.

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

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully the material risks described below, which we believe represent the material risks related to our business and our securities, together with the other information contained in this annual report on Form 10-K, before making a decision to invest in our securities. This annual report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

For the risks related to the proposed business of the combined company following consummation of our proposed business combination with Meten, see our Current Report on Form 8-K filed with the SEC on December 16, 2019, the preliminary proxy statement filed by the Company with the SEC on January 9, 2020, and the definitive proxy statement to be filed by the Company with the SEC.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected.  Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

We are early stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

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

We have outstanding warrants to purchase 6,325,000 shares of common stock and the Private Placement Warrants to purchase 3,780,000 shares of common stock. We may also issue other warrants to our initial stockholders, officers, directors or their affiliates in payment of working capital loans made to us. We also issued unit purchase options to purchase up to 250,000 units which if exercised will result in the issuance of 250,000 shares and warrants to purchase an additional 250,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and unit purchase options may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and unit purchase options could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes under the Tax Act include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings, a limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), a limitation of the deduction for net operating losses to 80% of current year taxable income and the elimination of net operating loss carrybacks, a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of orphan drugs). The overall impact of the Tax Act is uncertain, and it could make completing a business combination with us less appealing than with companies in other countries. In addition, it is uncertain if and to what extent various states will conform to the Tax Act and what effect any legal challenges will have on the Tax Act, including litigation in the U.S. and international challenges brought by organizations such as the World Trade Organization. The impact of the Tax Act on holders of our securities is also uncertain and could be adverse. Investors should consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our securities.

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

Holders

As of March 19, 2020, there were 1 holder of record of our units, 7 holders of record of our common stock and 9 holders of record of our warrants.

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

We will have until April 10, 2020 to complete an initial Business Combination, or July 10, 2020 if (i) we have filed proxy solicitation or tender offer materials in compliance with Regulation 14A or Regulation 14E, respectively, of the Securities Exchange Act of 1934, as amended, with the SEC relating to a proposed Business Combination by April 10, 2020 and a Business Combination has not yet been consummated by such date and (ii) the last sales price of our common stock equals or exceeds the estimated per-share value of the amount in the Trust Account on April 10, 2020 for any 20 trading days within the 30 trading day period ending March 10, 2020 (unless otherwise extended as described in this annual report) (such time period referred to as the “Combination Period”). If we do not complete a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account (less up to $100,000 of interest to pay liquidation expenses and which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

On December 12, 2019, we entered into the Merger Agreement by and among our company, Holdco, EdtechX Merger Sub, Meten Merger Sub and Meten.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard.

On January 2, 2020, we received a notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) stating that we failed to hold an annual meeting of stockholders within 12 months after our fiscal year ended December 31, 2018, as required by Nasdaq Listing Rule 5620(a). In accordance with Nasdaq Listing Rule 5810(c)(2)(G), the Company submitted a plan to regain compliance and such plan was accepted by Nasaq. We now have until June 29, 2020 to regain compliance.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at December 31, 2019, we had approximately $384,000 in cash, and working capital deficit of approximately $82,000 (not taken into account franchise and income tax obligations), and approximately $1.5 million of interest available to pay for our tax obligations, if any.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the receipt of $25,000 from the sale of the founders’ shares, the loan from our initial stockholders in an aggregate amount of $125,000, advances of approximately $85,000 from our Sponsor for offering related expenses. The Note of $125,000 was repaid in full on October 10, 2018, and the advances from related party of approximately $85,000 still remains outstanding. Subsequently, our liquidity has been satisfied through the net proceeds from the sale of Private Placement Warrants not held in the Trust Account, the interest withdrawn from Trust Account of approximately $295,000 since inception to pay for tax obligations, and loan proceeds from our Sponsor for an aggregate of $270,000 under the form of a convertible promissory note received in October 2019.

Our management believes that we have sufficient liquidity to meet our anticipated obligations until the earlier of the consummation of initial Business Combination or liquidation.

Results of Operations

Our entire activity since inception up to December 31, 2019 was in preparation for our formation and the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a business combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the year ended December 31, 2019, we had net income of approximately $383,000, which consisted of approximately $1.4 million in interest earned on marketable securities held in Trust Account, net of unrealized loss on marketable securities held in Trust Account, offset by approximately $691,000 in general and administrative costs, approximately $90,000 in franchise tax expenses and approximately $285,000 in income tax expenses.

For the period from May 15, 2018 (inception) through December 31, 2018, we had net income of approximately $52,000, which consisted of approximately $318,000 in interest earned on investments and marketable securities held in Trust Account, net of unrealized loss on marketable securities held in Trust Account, offset by approximately $156,000 in general and administrative costs, approximately $54,000 in franchise tax expenses and approximately $55,000 in income tax expenses.

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

Related Party Loans and Advances

On June 26, 2018, IBIS Capital Sponsor LLC agreed to loan us an aggregate of up to $125,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2019 or the completion of the Initial Public Offering. In addition to this Note, we had received additional advances of approximately $85,000 from the Sponsor for expenses. The Note of $125,000 was repaid in full on October 10, 2018, and the advance from related party of approximately $85,000 still remains outstanding.

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

We incurred and paid $120,000 and $30,000 in expenses in connection with the aforementioned arrangements with the related parties and recorded in general and administrative expenses in the Statement of Operations for the three and nine months ended December 31, 2019. As of December 31, 2019 and December 31, 2018, we had $60,000 and $0 in accounts payable in connection with such agreements in the accompanying Balance Sheets.

Forward Purchase Agreements

The Azimut Investors have also entered into a contingent forward purchase agreement (“Forward Purchase Agreement”) with us to purchase, in a private placement to occur concurrently with the consummation of the initial Business Combination, up to 2,000,000 Units at $10.00 per Unit (or up to an aggregate purchase price of $20 million), on substantially the same terms as the sale of units in the Initial Public Offering. The exact number of Units to be purchased by the Azimut Investors will be determined by us, in our sole discretion, based on our capital needs in connection with the Business Combination. This agreement is independent of the percentage of stockholders electing to redeem their Public Shares and may provide us with an increased minimum funding level for the initial Business Combination. The contingent Forward Purchase Agreement is subject to conditions, including the Azimut Investors giving us their irrevocable written consent to purchase the Units no later than five days after we notifiy them of our intention to hold a board meeting to consider entering into a definitive agreement for a proposed Business Combination. The Azimut Investors granting their consent to the purchase is entirely within their sole discretion. Accordingly, if they do not consent to the purchase, they will not be obligated to purchase the Units. In connection with the transaction with Meten, the Azimut Investors agreed to purchase the up to 2,000,000 Units in connection with the closing of the transactions.

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

Net Loss Per Share of Common Stock

Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. An aggregate of 5,706,278 and 5,775,155 shares of common stock subject to possible redemption at December 31, 2019 and 2018 have been excluded from the calculation of basic loss per share of common stock, respectively, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the Over-allotment) and Private Placement to purchase an aggregate of 10,105,000 shares of the Company’s common stock in the calculation of diluted loss per share, since they are not yet exercisable.

Our net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of our company.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

At December 31, 2019, approximately $65.7 million was held in the Trust Account for the purposes of consummating a business combination. If we complete a business combination prior to July 10, 2020, the funds in the Trust Account will be used to pay for the business combination, redemptions of common stock, if any, minimum deferred underwriting compensation of $1.225 million and accrued expenses related to the business combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. All internal control systems, no matter how well designed, have inherent limitations. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013).” Based on this assessment, management believes that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Shares
Charles McIntyre	1,156,250	(2)	14.6%
Benjamin Vedrenne-Cloquet	1,156,250	(2)	14.6%
Rory Henson	-	(3)	0%
Peter C. Davis	-	(3)	0%
Zelmira Koch Polk	-	(3)	0%
Vincent Camerlynck	-	(3)	0%
Marcelo G. Di Rosa	-	(4)	0%
IBIS Capital Sponsor LLC	416,000		5.3%
IBIS Capital Sponsor II LLC	740,250		9.4%
Azimut Enterprises Holdings S.r.l.	125,000		1.6%
Cofircont Compagnia Fiduciaria S.r.l.	262,500		3.3%
All directors and executive officers as a group (seven individuals)	1,156,250	(2)	14.6%
Boothbay Absolute Return Strategies LP (5) 810 7th Avenue, Suite 615 New York, NY 10019-5818	499,527		6.3%
Polar Asset Management Partners Inc. (6) 401 Bay Street, Suite 1900, PO Box 19 Toronto, Ontario M5H 2Y4, Canada	400,000		5.1%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is 22 Soho Square, London, W1D 4NS, United Kingdom.
(2)	Includes shares held by our sponsors. Each of Messrs. McIntyre and Vedrenne-Cloquet is a managing member of such entities and accordingly share voting and dispositive power over the shares held by such entities.
(3)	Does not include any shares held by IBIS Capital Sponsor LLC or IBIS Capital Sponsor II LLC. Mr. Henson is a member of IBIS Capital Sponsor II LLC and Messrs. Davis and Camerlynck and Ms. Polk are members of IBIS Capital Sponsor LLC.
(4)	Does not include any shares held by Cofircont Compagnia Fiduciaria S.r.l. of which Mr. Di Rosa is affiliated.
(5)	Represents shares underlying units held by Boothbay Absolute Return Strategies LP, a Delaware limited partnership (the “Fund”), which is managed by Boothbay Fund Management, LLC, a Delaware limited liability company (the “Adviser”). The Adviser, in its capacity as the investment manager of the Fund, has the power to vote and the power to direct the disposition of all Units held by the Fund. Ari Glass is the Managing Member of the Adviser. The business address of the Fund, the Adviser and Mr. Glass is 810 7th Avenue, Suite 615, New York, NY 10019-5818. The foregoing information is derived from a Schedule 13G/A filed on February 14, 2019.
(6)	The business address of Polar Asset Management Partners Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada. The information is derived from a Schedule 13G filed on February 11, 2019.

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

Equity Compensation Plans

As of December 31, 2019 and 2018, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

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

We issued an unsecured promissory note on June 26, 2018 evidencing an aggregate principal amount of $125,000 loaned to us by our initial stockholders. The note was non-interest bearing and payable on the earlier of (i) December 31, 2019, (ii) the consummation of the initial public offering or (iii) the abandonment of the initial public offering. The note was repaid upon consummation of our initial public offering. In addition to this note, we had received additional advances of approximately $85,000 from our initial stockholders for expenses.

In addition, on September 19, 2019, we issued a convertible note to the Sponsor, pursuant to which the Sponsor agreed to provide us with a $270,000 working capital loan. The convertible note was non-interest bearing and payable upon the completion of our initial business combination.

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

Audit Fees

During the fiscal year ended December 31, 2019 and 2018, fees for our independent registered public accounting firm are approximately $55,400 and $67,500, respectively. The aggregate fees in 2019 were for professional services rendered for the audit of our annual financial statement included in our Form 10-K for the period ended December 31, 2018, review of the quarterly financial information included in our subsequent Exchange Act filings in 2019 and review of the financial information included in our proxy statement. The aggregate fees in 2018 were for the services they performed in connection with our initial public offering, including the financial statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2018 and the quarterly review during the year ended December 31, 2018.

Audit-Related Fees

During the fiscal period ended December 31, 2019 and 2018, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal period ended December 31, 2019 and 2018, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the fiscal period ended December 31, 2019 and 2018, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements:

Description

(2) Financial Statement Schedules:

None.

(b) The following Exhibits are filed as part of this report:

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, dated as of December 12, 2019, by and among EdtechX Holdings Acquisition Corp., Meten EdtechX Education Group Ltd., Meten Education Group Ltd., Meten Education Inc., and Meten International Education Group (incorporated by reference to Exhibit 2.1 in the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2019).

4.1	Description of the Company’s Securities (filed herewith).

31	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Definition Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of March, 2020.

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

Name	Position	Date

/s/ Charles McIntyre	Executive Chairman and Chief Investment Officer	March 19, 2020
Charles McIntyre

/s/ Benjamin Vedrenne-Cloquet	Chief Executive Officer and Director	March 19, 2020
Benjamin Vedrenne-Cloquet	(Principal Executive Officer)

/s/ Rory Henson	Chief Financial Officer	March 19, 2020
Rory Henson	(Principal Financial and Accounting Officer)

/s/ Peter C. Davis	Director	March 19, 2020
Peter C. Davis

/s/ Zelmira Koch Polk	Director	March 19, 2020
Zelmira Koch Polk

/s/ Vincent Camerlynck	Director	March 19, 2020
Vincent Camerlynck

/s/ Marcelo G. DiRosa	Director	March 19, 2020
Marcelo G. Di Rosa

EDTECHX HOLDINGS ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2019 and 2018	F-3

Statements of Operations for the year ended December 31, 2019 and for the period from May 15, 2018 (Inception) through December 31, 2018	F-4

Statements of Changes in Stockholders’ Equity for the year ended December 31, 2019 and for the period from May 15, 2018 (Inception) through December 31, 2018	F-5

Statements of Cash Flows for the year ended December 31, 2019 and for the period from May 15, 2018 (Inception) through December 31, 2018	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

EdtechX Holdings Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of EdtechX Holdings Acquisition Corp. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2019 and for the period from May 15, 2018 (inception) through December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended December 31, 2019 and for the period from May 15, 2018 (inception) through December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2018.

New York, NY
March 19, 2020

EDTECHX HOLDINGS ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2019	2018
Assets:
Current assets:
Cash	$383,587	$667,399
Prepaid expenses	16,667	63,618
Total current assets	400,254	731,017
Cash and marketable securities held in Trust Account	65,671,351	64,516,435
Total assets	$66,071,605	$65,247,452

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$106,233	$36,522
Accrued expenses	20,978	-
Advances from related party	85,322	85,322
Convertible note payable - related party	270,000	-
Franchise tax payable	53,250	54,192
Income tax payable	43,745	55,334
Total current liabilities	579,528	231,370
Deferred tax liabilities	92,964	-
Deferred underwriting commissions	1,225,000	1,225,000
Total liabilities	1,897,492	1,456,370

Commitments
Common stock, $0.0001 par value; 5,706,278 and 5,775,155 shares subject to possible redemption at $10.37 and $10.18 per share at December 31, 2019 and 2018, respectively	59,174,103	58,791,078

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 25,000,000 shares authorized; 2,199,972 and 2,131,095 shares issued and outstanding (excluding 5,706,278 and 5,775,155 shares subject to possible redemption) at December 31, 2019 and 2018, respectively	220	213
Additional paid-in capital	4,564,892	4,947,924
Retained earnings	434,898	51,867
Total stockholders’ equity	5,000,010	5,000,004
Total Liabilities and Stockholders’ Equity	$66,071,605	$65,247,452

The accompanying notes are an integral part of these financial statements.

EDTECHX HOLDINGS ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2019	For the period from May 15, 2018 (inception) through December 31, 2018
General and administrative expenses	$691,452	$156,292
Franchise tax expense	89,996	54,192
Loss from operations	(781,448)	(210,484)

Other income (loss):
Interest earned on marketable securities held in Trust	1,509,120	327,511
Unrealized loss on marketable securities held in Trust Account	(59,266)	(9,826)
Income before income tax expense	668,406	107,201
Income tax expense	285,375	55,334
Net income	$383,031	$51,867

Weighted average shares outstanding, basic and diluted (1)	2,150,361	1,635,292

Basic and diluted net loss per share	$(0.27)	$(0.08)

(1)	This number excludes an aggregate of up to 5,706,278 and 5,775,155 shares subject to possible redemption at December 31, 2019 and 2018, respectively.

The accompanying notes are an integral part of these financial statements.

EDTECHX HOLDINGS ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance - May 15, 2018 (inception)	-	$-	$-	$-	$-
Issuance of common stock to Sponsor (“Founder Shares”)	1,581,250	158	24,842	-	25,000
Sale of units in Initial Public Offering, gross	6,325,000	633	63,249,367	-	63,250,000
Offering costs	-	-	(3,315,885)	-	(3,315,885)
Sale of Private Placement Warrants to Sponsor in private placement	-	-	3,780,000	-	3,780,000
Issuance of Unit Purchase Option	-	-	100	-	100
Common stock subject to possible redemption	(5,775,155)	(578)	(58,790,500)	-	(58,791,078)
Net income	-	-	-	51,867	51,867
Balance - December 31, 2018	2,131,095	$213	$4,947,924	$51,867	$5,000,004
Common stock subject to possible redemption	68,877	7	(383,032)	-	(383,025)
Net income	-	-	-	383,031	383,031
Balance - December 31, 2019	2,199,972	$220	$4,564,892	$434,898	$5,000,010

The accompanying notes are an integral part of these financial statements.

EDTECHX HOLDINGS ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2019	For the period from May 15, 2018 (inception) through December 31, 2018
Cash Flows from Operating Activities:
Net income	$383,031	$51,867
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses included in note payable and advances from related parties	-	297
Deferred tax liabilities	92,964	-
Interest earned on marketable securities held in Trust Account	(1,509,120)	(327,511)
Unrealized loss on securities held in Trust Account	59,266	9,826
Changes in operating assets and liabilities:
Prepaid expenses	46,951	(63,618)
Accrued expenses	20,978	-
Accounts payable	69,711	36,522
Franchise tax payable	(942)	54,192
Income tax payable	(11,589)	55,334
Net cash used in operating activities	(848,750)	(183,091)

Cash Flows from Investing Activities
Investment of cash in Trust Account	-	(64,198,750)
Withdrawal of interest from Trust Account for payment of tax liabilities	294,938	-
Net cash provided by (used in) investing activities	294,938	(64,198,750)

Cash Flows from Financing Activities
Proceeds from convertible notes payable and advances from related parties	270,000	210,025
Repayment of note payable and advances from related parties	-	(125,000)
Proceeds received from Initial Public Offering, gross	-	63,250,000
Proceeds received from Private Placement	-	3,780,000
Proceeds received from issuance of Unit Purchase Option	-	100
Payment of offering costs	-	(2,065,885)
Net cash provided by financing activities	270,000	65,049,240

Net change in cash	(283,812)	667,399

Cash - beginning of the period	667,399	-
Cash - end of the period	$383,587	$667,399

Supplemental disclosure of noncash activities:
Change in value of common stock subject to possible redemption	$383,025	$55,769
Initial value of common stock subject to possible redemption	$-	$58,735,309
Offering costs paid by Sponsor in exchange for common stock	$-	$25,000
Deferred underwriting commissions in connection with the initial public offering	$-	$1,225,000

Supplemental cash flow disclosure:
Cash paid for income taxes	$204,000	$-

The accompanying notes are an integral part of these financial statements.

EDTECHX HOLDINGS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

EdtechX Holdings Acquisition Corp. (the “Company” or “EdtechX”) was incorporated in Delaware on May 15, 2018. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company is focusing its search for target businesses in the education, training and education technology (“edtech”) industries. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. The Company’s sponsors are IBIS Capital Sponsor LLC and IBIS Capital Sponsor II LLC, each Delaware limited liability companies (the “Sponsors”).

As of December 31, 2019, the Company had not commenced any operations. All activity from inception through December 31, 2019 relates to the Company’s formation, the Initial Public Offering described below and, since the closing of the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and Private Placement described below.

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

On December 12, 2019, the Company entered into an Agreement and Plan of Reorganization (“Merger Agreement”) by and among EdtechX, Meten EdtechX Education Group Ltd., a Cayman Islands exempted company (“Holdco”), Meten Education Inc., a Delaware corporation and wholly owned subsidiary of Holdco (“EdtechX Merger Sub”), Meten Education Group Ltd., a Cayman Islands exempted company and wholly owned subsidiary of Holdco (“Meten Merger Sub”, and together with EdtechX Merger Sub, the “Merger Subs”), and Meten International Education Group, a Cayman Islands exempted company (“Meten”) (Note 9).

As of December 31, 2019, the Company had approximately $384,000 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete an initial Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account and the deferred underwriters’ discount) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

EDTECHX HOLDINGS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

NOTES TO FINANCIAL STATEMENTS

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

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard.

On January 2, 2020, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) stating that the Company failed to hold an annual meeting of stockholders within 12 months after its fiscal year ended December 31, 2018, as required by Nasdaq Listing Rule 5620(a). In accordance with Nasdaq Listing Rule 5810(c)(2)(G), the Company has 45 calendar days (or until February 17, 2020) to submit a plan to regain compliance and, if Nasdaq accepts the plan, Nasdaq may grant the Company up to 180 calendar days from its fiscal year end, or until June 29, 2020, to regain compliance. The Company intends to submit a compliance plan within the specified period. While the plan is pending, the Company’s securities will continue to trade on Nasdaq.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at December 31, 2019, the Company had approximately $384,000 in cash, and working capital deficit of approximately $82,000 (not taken into account franchise and income tax obligations), and approximately $1.5 million of interest available to pay for its taxes.

EDTECHX HOLDINGS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the founders’ shares, and the loan from the initial stockholders in an aggregate amount of $125,000.  In addition to this loan, the Company had received additional advances of approximately $85,000 from the Sponsors for expenses. The loan of $125,000 was repaid in full on October 10, 2018, and the advances from related party of approximately $85,000 still remain outstanding. Subsequently, the Company’s liquidity has been satisfied through the net proceeds received from the consummation of the Initial Public Offering and the Private Placement, the interest withdrawn from Trust Account of approximately $295,000 since inception to pay for tax obligations, and loan proceeds from the Sponsor for an aggregate of $270,000 under the form of a convertible promissory note received in October 2019 (see Note 4).

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

Cash and marketable securities held in Trust Account

At December 31, 2019 and December 31, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the year ended December 31, 2019, the Company withdrew approximately $295,000 of interest earned on marketable securities held in Trust Account for payment of tax liabilities.

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

EDTECHX HOLDINGS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Net Loss Per Share of Common Stock

Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. An aggregate of 5,706,278 and 5,775,155 shares of common stock subject to possible redemption at December 31, 2019 and 2018 have been excluded from the calculation of basic loss per share of common stock, respectively, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the Over-allotment) and Private Placement to purchase an aggregate of 10,105,000 shares of the Company’s common stock in the calculation of diluted loss per share, since they are not yet exercisable.

Reconciliation of net loss per share of common stock

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per share of common stock is calculated as follows:

	For the year ended December 31, 2019	For the period from May 15, 2018 (inception) through December 31, 2018
Net income	$383,031	$51,867
Less: Income attributable to common stock subject to possible redemption	(969,399)	(190,632)
Adjusted net loss	$(586,368)	$(138,765)

Weighted average common stock outstanding, basic and diluted	2,150,361	1,635,292

Basic and diluted net loss per share of common stock	$(0.27)	$(0.08)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2019, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

NOTES TO FINANCIAL STATEMENTS

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

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The Company’s effective tax rate for the year ended December 31, 2019 and for the period from May 15, 2018 (inception) through December 31, 2018 differ from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

As of December 31, 2019 and December 31, 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

EDTECHX HOLDINGS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Related Party Loans and Advances

On June 26, 2018, IBIS Capital Sponsor LLC agreed to loan the Company an aggregate of up to $125,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (“Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2019 or the completion of the Initial Public Offering. In addition to this Note, the Company had received additional advances of approximately $85,000 from the Sponsor for offering related expenses. The Note of $125,000 was repaid in full on October 10, 2018, and the advances from related party of approximately $85,000 still remains outstanding.

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

EDTECHX HOLDINGS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

The Company incurred and paid approximately $120,000 and $30,000 in expenses in connection with the aforementioned arrangements with the related parties and recorded in general and administrative expenses in the Statement of Operations for the year ended December 31, 2019 and for the period from May 15, 2018 (inception) through December 31, 2018, respectively. As of December 31, 2019 and December 31, 2018, the Company had $60,000 and $0 in accounts payable in connection with such agreements in the accompanying Balance Sheets.

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

EDTECHX HOLDINGS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 6 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 25,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. On August 3, 2018, the Company effected a stock dividend of 0.1 shares for each outstanding share of common stock, resulting in the initial stockholders holding an aggregate of 1,581,250 founders’ shares. All share amounts presented in the financial statements have been retroactively restated to reflect these share capitalizations. As of December 31, 2019 and 2018, there were 7,906,250 shares of common stock outstanding. Of these, an aggregate of 5,706,278 and 5,775,155 shares of common stock subject to possible redemption were classified as temporary equity in the accompanying Balance Sheets as of December 31, 2019 and 2018, respectively.

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Warrants — Public Warrants may only be exercised for a whole number of shares. The Public Warrants will become exercisable on the later of  (a) completion of a Business Combination or (b) 12 months from the closing of the Proposed Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the common stock issuable upon exercise of the warrants is not effective within 90 days following the consummation of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

EDTECHX HOLDINGS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Unit Purchase Options—Upon closing of the Initial Public Offering, the Company sold to Chardan Capital Markets, LLC and I-Bankers Securities, Inc., the joint book-running managers of the Initial Public Offering, for $100, options to purchase an aggregate of 250,000 units exercisable at $12.00 per unit (or an aggregate exercise price of $3 million). The units issuable upon exercise of these options are identical to the Units sold in the Initial Public Offering except that the warrants underlying the units issuable upon exercise of the purchase options will not contain the adjustment feature described in Note 6 relating to issuances of additional shares of common stock for capital raising purposes in connection with an initial Business Combination. The options may be exercised for cash or on a cashless basis, at the holder’s option, at any time during the period commencing on the later of the 180th day after the effective date of the registration statement and the closing of the initial Business Combination and terminating on the fifth anniversary of such effectiveness date. Notwithstanding anything to the contrary, Chardan Capital Markets, LLC as representative of the underwriters, agreed that neither it nor its designees will be permitted to exercise the option or the warrants underlying the option after the five year anniversary of the effective date of the registration statement. The Company accounted for the fair value of the unit purchase option, inclusive of the receipt of a $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The Company estimated that the fair value of these unit purchase options is approximately $1.62 million (or approximately $6.47 per unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option to be granted to the underwriters is estimated as of October 10, 2018 using the following assumptions: (1) expected volatility of 83.99%, (2) risk-free interest rate of 3.05% and (3) expected life of five years.

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

NOTES TO FINANCIAL STATEMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2019	December 31, 2018
Assets:
Cash and marketable securities held in Trust Account	1	$65,671,351	$64,516,435

Approximately $600 and $11,000 of the balance held in Trust Account was held in cash as of December 31, 2019 and December 31, 2018, respectively.

Note 8 — Income Taxes

The Company’s net deferred tax assets are as follows:

	December 31,
	2019	2018
Noncurrent deferred tax assets (liabilities):
Startup/Organizational Costs	177,559	32,745
Unrealized Gain/Loss	(92,964)	-
Total deferred tax assets (liabilities)	84,595	32,745
Less: Valuation allowance	(177,559)	(32,745)
Net Deferred tax assets/(liabilities), net of allowance	(92,964)	-

EDTECHX HOLDINGS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The income tax provision consists of the following:

	For the year ended December 31, 2019	For the period from May 15, 2018 (inception) through December 31, 2018
Current expense
Federal	192,411	55,334
State	-	-
	192,411	55,334
Deferred expense
Federal	92,964	-
State	-	-
	92,964	-
Total Provision	285,375	55,334

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year end December 31, 2019 and for the period from May 15, 2018 (inception) through December 31, 2018, the Company has recorded a valuation allowance of approximately $178,000 and $33,000, respectively.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	2019		2018
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Statutory federal income tax rate	140,365	21.0%	22,512	21.0%
Meals and entertainment	196	0.0%	77	0.1%
Increase in valuation allowance	144,814	21.7%	32,745	30.5%
Income tax provision expense/benefit	285,375	42.7%	55,334	51.6%

The Company’s major tax jurisdiction is the United States. All of the Company’s tax years will remain open three years for examination by the Federal authorities from the date of utilization of the net operating loss. The Company does not have any tax audits pending

Note 9 — Merger Agreement

On December 12, 2019, the Company entered into the Merger Agreement, pursuant to which, (i) Meten Merger Sub will merge with and into Meten, with Meten being the surviving entity of such merger (the “Meten Merger”) and becoming a wholly-owned subsidiary of Holdco (“Surviving Cayman Islands Company”) and (ii) EdtechX Merger Sub will merge with and into EdtechX, with EdtechX being the surviving entity of the merger (the “EdtechX Merger” and together with the Meten Merger, the “Mergers”) and becoming a wholly-owned subsidiary of Holdco (“Surviving Delaware Corporation”).

Upon consummation of the Meten Merger, the shareholders of Meten will receive their pro rata portion of an aggregate of 48,391,607 ordinary shares of Holdco (“Meten Merger Shares”). EdtechX will be required to pay cash to electing Meten shareholders, in an amount equal to 50% of the excess of the remaining cash at closing over $30 million (after taking into account redemptions elected by EdtechX’s public stockholders and together with the proceeds arising from Private Placements) up to an aggregate of $10 million. Cash consideration paid will reduce the Meten Merger Shares issuable to the Meten shareholders.

EDTECHX HOLDINGS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The shareholders of Meten who continue to hold ordinary shares of Holdco through certain earnout measurement dates will also have the right to receive their pro rata portion of up to 11,000,000 ordinary shares of Holdco (“Contingent Shares”) as follows: (i) 4,000,000 Contingent Shares if the reported closing sale price of Holdco’s ordinary shares equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations or other similar actions) for any 20 consecutive trading days at any time before December 31, 2022, and (ii) 7,000,000 Contingent Shares if the reported closing sale price of Holdco’s ordinary shares equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations or other similar actions) for any 20 consecutive trading days during the fiscal year ending December 31, 2023.

Holdco will establish a new incentive equity plan (the “Holdco ESOP Plan”), and each outstanding option of Meten will be automatically converted into an option to purchase ordinary shares of Holdco, with the number of shares issuable upon exercise of the option and the option exercise price to be determined in accordance with a formula set forth in the Merger Agreement. A further number of Holdco ordinary shares equal to one percent (1%) per annum of the total outstanding Holdco ordinary shares upon the closing of the Mergers will be reserved under the new incentive equity plan.

Upon consummation of the EdtechX Merger, (i) each share of EdtechX common stock outstanding on the closing date will be exchanged for the right to receive one ordinary share of Holdco, except that holders of shares of EdtechX common stock sold in EdtechX’s Initial Public Offering will be entitled to elect instead to receive a pro rata portion of EdtechX’s Trust Account, as provided in EdtechX’s charter documents, (ii) each outstanding warrant of EdtechX will entitle the holder to purchase one ordinary share of Holdco at a price of $11.50 per share, and (iii) each outstanding Unit Purchase Option will remain outstanding but will be deemed to have been converted to represent the right to purchase ordinary shares and warrants of Holdco.

As a result of the Mergers, Holdco will become the new public entity and the shareholders of Meten and the stockholders of EdtechX will become shareholders of Holdco. The Mergers will be consummated following receipt of the required shareholders approvals and the fulfillment of other conditions.

Support Agreement

Concurrently with the execution of the Merger Agreement, certain shareholders of Meten and certain stockholders of EdtechX have entered into a support agreement with Holdco and EdtechX (“Support Agreement”), pursuant to which each such person has agreed, among other things, to vote all of the Meten ordinary shares or EdtechX common stock, as applicable, beneficially owned by such person in favor of the Mergers, and to not take any action to solicit, knowingly encourage, initiate, engage in or otherwise knowingly facilitate discussions or negotiations with, provide any information to, or enter into any agreement with any person (other than the parties to the Merger Agreement) concerning any merger, sale of a significant portion of assets or similar transaction involving Meten or EdtechX until such time as the Mergers close or the Merger Agreement is terminated in accordance with its terms.

Conditions to Closing

General Conditions

Consummation of the Mergers is conditioned on approval of the Merger Agreement and contemplated transactions by EdtechX’s stockholders and by Meten’s shareholders. In addition, the consummation of the Mergers is conditioned upon, among other things:

●	all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended shall have expired and no order, judgment, injunction, decree, writ, stipulation, determination or award, in each case, entered by or with any governmental authority or statute, rule or regulation that is in effect and prohibits or enjoins the consummation of the Transactions;

EDTECHX HOLDINGS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

●	EdtechX having at least $5,000,001 of net tangible assets remaining immediately prior to, or upon the closing of, the business combination, after taking into account payments to holders of shares of EdtechX’s common stock that properly demanded that EdtechX convert their common stock for their pro rata share of the trust account;

●	no material adverse effect with respect to EdtechX or Meten shall have occurred between the date of the Merger Agreement and the closing of the transactions; and

●	the Registration Statement shall have been declared effective by the Securities and Exchange Commission.

Meten’s, Holdco’s and the Merger Subs’ Conditions to Closing

The obligations of Meten, Holdco, and the Merger Subs to consummate the Mergers are also conditioned upon, among other things:

●	the accuracy of the representations and warranties of EdtechX (subject to certain bring-down standards);

●	performance of the covenants of EdtechX required by the Agreement to be performed on or prior to the closing;

●	the common stock and warrants of EdtechX continuing to be listed on the Nasdaq Capital Market up to the closing;

●	the Azimut Investment having closed and EdtechX having at least $30,000,000 in cash, net of disbursements to EdtechX public shareholders who elect to have their shares of common stock converted to cash, and together with any funds in connection with the Azimut Investment and the Financing, which amount shall be reduced to $20,000,000 in the event that the parties raise less than $10 million in the Financing (the “Minimum Cash Closing Condition”);

●	resignations and appointments of certain officers and directors as specified in the Merger Agreement;

●	the execution and delivery of the Voting Agreement by EdtechX and certain EdtechX stockholders;

●	the execution and delivery of the Amended Stock Escrow Agreement;

●	the execution and delivery of the Amended Registration Rights Agreement;

●	the execution and delivery of the Support Agreement by EdtechX and certain stockholders of EdtechX; and

●	the approval for listing of the Holdco ordinary shares on the Nasdaq Capital Market or the New York Stock Exchange, subject to official notice of approval and satisfaction of public holder requirements;.

EDTECHX HOLDINGS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

EdtechX’s Conditions to Closing

The obligations of EdtechX to consummate the Mergers are also conditioned upon, among other things:

●	the accuracy of the representations and warranties of Meten, Holdco, and the Merger Subs (subject to certain bring-down standards);

●	performance of the covenants of Meten, Holdco, and the Merger Subs required by the Merger Agreement to be performed on or prior to the closing;

●	the execution and delivery of the Voting Agreement by Meten and certain shareholders of Meten; and

●	the execution and delivery of the Lock-up Agreements by certain shareholders of Meten.

The Merger Agreement may be terminated at any time, but not later than the closing, under certain agreed circumstances. In the event of the termination of the Merger Agreement by EdtechX due to Meten’s failure to materially comply with any applicable legal requirements, then Meten will pay EdtechX within two business days after such termination a termination fee equal to $125,000. In the event of the termination of the Merger Agreement by EdtechX due to Meten’s breach of the exclusivity covenants contained in the Merger Agreement, then Meten will pay EdtechX within two business days after such termination a termination fee equal to $350,000. In the event of the termination of the Merger Agreement by Meten due to EdtechX’s failure to materially comply with any applicable legal requirements, then EdtechX will pay Meten within two business days after such termination a termination fee equal to $125,000. In the event of the termination of the Merger Agreement by Meten due to EdtechX’s breach of the exclusivity covenants contained in the Merger Agreement, then EdtechX will pay Meten within two business days after such termination a termination fee equal to $350,000.

Management of Holdco after the Mergers

After the Mergers, Holdco’s board of directors will consist of nine directors, two of whom will be appointed by EdtechX. The executive officers of Meten will retain their positions with the Surviving Cayman Islands Company and will become officers of Holdco after the closing.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except as disclosed elsewhere in these unaudited condensed financial statements, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the balance sheets.